Form 10-K
period 2003-12-31
CENTRAL FREIGHT LINES INC
filed 2004-03-30
CIK 1085636

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K
      /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                   ACT OF 1934

                   For the fiscal year ended December 31, 2003

    / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                   ACT OF 1934

      For the transition period from ________________ to ________________.

                        Commission file number 000-50485
                           Central Freight Lines, Inc.
             (Exact name of registrant as specified in its charter)

            Nevada                                               74-2914331
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

                    5601 West Waco Drive, Waco, TX        76710
               (Address of principal executive offices) (Zip Code)

              (Registrant's telephone number, including area code)
                                 (254) 772-2120

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

    Title of each class                Name of each exchange on which registered
Common stock $0.001 Par Value                          Nasdaq(R)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. X Yes No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K___.

Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12-b of the Act). Yes _X_ No ___

On June 30, 2003, the last day of the registrant's most recently completed second fiscal quarter, the registrant's common stock was not registered pursuant to either the Securities Act of 1933, as amended (the "Securities Act"), or the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and was not publicly traded. The aggregate market value of the registrant's common stock held by non-affiliates as of such date thus cannot be determined.

The number of shares of common stock outstanding at March 19, 2004 was 17,776,621. The aggregate market value of the voting stock of the registrant as of March 16, 2004 was approximately $220.4 million (based upon the closing price of $12.40 of the registrant's common stock on March 19, 2004).

                       DOCUMENTS INCORPORATED BY REFERENCE

      Materials from the registrant's definitive proxy statement for the 2004 Annual Meeting of Stockholders to be held on May 19, 2004 have been incorporated by reference into Part III of this Form 10-K.


                                   ----------

      This report contains "forward-looking statements." These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated. See "Factors That May Affect Future Results" under Item 7 in Part II of this Annual Report for additional information and factors to be considered concerning forward-looking statements.

TABLE OF CONTENTS

Item                                                                        Page
--------------------------------------------------------------------------------
Part I


   1.     Business                                                             4
   2.     Properties                                                          10
   3.     Legal Proceedings                                                   10
   4.     Submission of Matters to a Vote of Security Holders                 11

Part II

   5.     Market for Registrant's Common Equity, Related Stockholder
          Matters and Issuer Purchases of Equity Securities                   11
   6.     Selected Financial Data                                             13
   7.     Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                           15

   7a.    Quantitative and Qualitative Disclosures about Market Risk          40
   8.     Financial Statements and Supplementary Data                         40
   9.     Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure                                            40

   9a.    Controls and Procedures                                             41

Part III

   10.    Directors and Executive Officers of the Registrant                  41

   11.    Executive Compensation                                              41
   12.    Security Ownership of Certain Beneficial Owners and Management
          and Related Stockholder Matters                                     42

   13.    Certain Relations and Related Transactions                          42
   14.    Principal Accountant Fees and Services                              42

Part IV

   15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K    43

Part I

Item 1. Business

      References in this Annual Report to "we," "us," "our," or the "Company" or similar terms refer to Central Freight Lines, Inc. and its subsidiaries.

Overview

      We are a regional less-than-truckload ("LTL") trucking company that has operations in the Southwest, Northwest, West Coast and Midwest regions of the United States of America. We also offer inter-regional service between our operating regions. Central maintains alliances with other similar companies to complete transportation of shipments outside of its operating territory. None of our employees are represented by a union.

     Over the past two years, we have assembled a new senior management team and implemented a strategic plan designed to increase the efficiency of our operations and expand our geographic territory. In December 2002, based on improving results and customer demand for broader service, we expanded service in a seven-state, Midwest region, establishing all-points coverage in six of these states. In March of 2004, we initiated service in a three-state, Northwest region - Washington, Oregon and Idaho. See "Recent Developments" under Item 7 in
Part II of this Annual Report for additional information concerning our expansion into the Northwest region.

      We believe that our operating model will support future profitable growth for the following reasons:

      o Our eight-state, core region in the Southwest is anchored by Texas and California, two of the nation's three largest state economies, which produce significant freight volumes and are positioned on major traffic lanes to support our expansion into contiguous regions.

      o We have a 75-year history and significant terminal density in our core region, which we believe contribute to strong customer relationships and efficient asset utilization.

      o We believe that our size allows us to capitalize on industry trends that favor sizable, well-capitalized, non-union, regional LTL carriers.

      o We have an experienced management team led by our Chief Executive Officer, Robert V. Fasso, who joined us after serving as president of USF Corporation's (Nasdaq: USFC) regional LTL carrier group from 1997 to 2001.

Operating Improvements

      During the first half of 2002, our new senior management team undertook an in-depth study of our business and identified several significant opportunities to enhance our customer service, improve our efficiency, and lower our costs. These opportunities included:

      o Re-engineering our terminal network and re-routing freight more efficiently throughout our terminal network. In the process, we closed approximately 25% of our then-existing terminals and reduced company-wide staffing by approximately 13%. Our more efficient routing has allowed us to increase the percentage of our freight that is directly loaded from origin city to destination city, reduce intermediate freight handling, and improve transit times. Our on-time service has improved from 96.7% in 2002, to approximately 97.1% in 2003, and we also improved the safety of many aspects of our operations.

      o Implementing a disciplined yield management process that has improved LTL revenue per hundredweight by approximately 9.1% from $10.42 in 2002, to $11.37 in 2003. In this process, we regularly evaluate our freight mix and attempt to replace less profitable freight with more profitable lanes and loads.

Our Dynamic Resource Planning Process

      While implementing the changes discussed above, our management team also began educating and training our employees in the principles of a continuous improvement process that we call dynamic resource planning. In this process we seek to extract key information at the earliest possible time in a freight move, provide the relevant information promptly to managers, empower managers to make real-time adjustments to optimize their operations, and continually analyze and re-engineer each step in the freight movement process to achieve these objectives. We believe that dynamic resource planning helps us improve customer service and minimize costs by adapting our personnel and capital resources to the volume, location, destination, and timing of the freight we are asked to deliver. Our non-union workforce affords us a significant advantage in executing this process because our employees can perform multiple tasks, work flexible hours, and adapt more readily to changing conditions, all at a lower cost than the workforce of most unionized LTL carriers. We believe this process can be applied across our business functions.

      We identified four basic steps in our freight movement process for improvement through dynamic resource planning:

      o Outbound movement, which involves receiving freight from local pick-up operations, and sorting and staging freight for linehaul delivery to destination city terminal.

      o Linehaul movement, which involves transporting freight between the origin city terminal and the destination city terminal.

      o Inbound movement, which involves receiving incoming freight from linehaul movement, and sorting and staging freight for local delivery.

      o Pick-up and delivery, which involves collection and delivery of freight at the customer locations.

      In the second quarter of 2002, we began by streamlining and standardizing our outbound movement process. Dynamic resource planning allows us to improve the accuracy of our daily staffing plan by evaluating expected workloads and then developing an appropriate staffing plan at each terminal. We also re-engineered our trailer loading procedures to minimize redundant handling.

      In 2003, we began to re-engineer our inbound movement process through the roll-out of electronic, dynamic planning software that manages inbound loading and sequencing. By automatically aligning inbound routes, we believe we can reduce both total miles driven by our inbound drivers and miles between stops.

      Concurrently with the continued roll-out of our inbound improvements, we are beginning to re-engineer our linehaul movement process. We plan to use our dynamic resource planning process to more effectively determine the daily outbound freight flow, fleet capacity, and driver availability for the entire network. We have already begun a comprehensive assessment of load patterns, cut times, linehaul runs, and driver domiciles in our network. We expect that our analysis will identify a wide range of opportunities to leverage existing network capacity and improve the efficiency of our line haul movements.

      We are in the process of integrating the terminals we added in our March 2004 Northwest expansion into the planning processes for inbound, outbound and linehaul engineering. We expect to complete the analysis, training and roll-out process during the second half of 2004.

      We currently are analyzing and developing process improvements for our pick-up and delivery operations. Through this effort, we expect to create an interactive city dispatch system to more effectively manage the pick-up and delivery operation and enhance customer service. The inbound movement, linehaul movement, and pick-up and delivery steps of our freight movement process, in the aggregate, comprise a substantially larger percentage of our operating costs than the outbound step. Accordingly, we expect additional efficiencies as we implement dynamic resource planning throughout these remaining steps of our freight movement process. We do not currently have a scheduled roll-out date for the pick-up and delivery process.

Growth Strategy

      Our strategy is to use our size, customer relationships, operating model, and industry dynamics to achieve profitable growth. The goal of our growth strategy is to establish a series of regional LTL operations in multiple regions, each of which focuses on next-day and second-day services in its region, complemented by inter-regional freight between our regions. The key elements of our growth strategy include:

      o Increasing Business and Service Offerings in Our Core Region. We believe there are opportunities to increase the density of our operations in our core region. The efficiencies resulting from our ongoing management initiatives have resulted in a substantial amount of our revenue equipment and terminal assets being used at less than full capacity. In an effort to use this excess capacity and further increase freight volumes in our core region, we intend to offer our customers a broader portfolio of shipping options and specialized services such as expedited and time-definite deliveries, inventory warehousing, and logistics.

      o Building Density in Our Midwest Region. Our December 2002 expansion in the Midwest increased our presence from 13 states to 17 states overall, and also contributed to the increase in the number of states in which we offer all-points coverage from 11 to 15. We selected the Midwest region after conducting an extensive evaluation of our customers' needs, analyzing competitive factors, and evaluating the freight patterns to and from Texas on the Interstate 35 corridor. Initially, we have focused on providing next-day and second-day service for existing customers that have committed freight in major traffic lanes and expanding into selected areas with low-cost leased facilities and minimal staffing. We believe additional opportunities exist for long-term growth as we increase our density of operations in the Midwest region.

      o Expanding to Additional Regions. We believe that our operating model can be replicated in additional regions. As we did in our recent Midwest expansion, we intend to use our market position in our existing regions to selectively expand into new regions. We intend to identify regions with substantial freight to or from our existing operations, obtain freight commitments from our existing customers, and prioritize regions with a favorable competitive landscape. For example, in March of 2004, we initiated service in a three-state (Washington, Oregon and Idaho) region in the northwestern United States, and we announced our plan to initiate service in Utah and Colorado during the second quarter of 2004 - See "Recent Developments" under Item 7 in Part II of this Annual Report for additional information concerning our expansion into the Northwest region. We intend to build on our presence in California to pursue traffic along the Interstate 5 corridor and then use our presence in the Southwest and Midwest to further support and expand our operations in our Northwest region. We are in the process of analyzing outbound freight lanes originating in California and identifying specific customer needs, and we have obtained freight commitments as we did prior to implementation of our Midwest expansion. As we establish and expand our series of LTL operations in multiple regions, we will be in a position to offer shippers inter-regional service with a single point of contact, consistent pricing, and shipment visibility across regions. We believe there is significant customer demand for this type of inter-regional service. Although expansion to additional regions is expected to remain part of our growth strategy, we currently do not anticipate any additional expansions during the remainder of 2004 or the first half of 2005.

      o Pursuing Acquisitions. We believe that acquisitions can complement internal growth as an efficient means of increasing freight density in existing areas and expanding into new geographic territories. We acquired two regional LTL companies in 1999 and the terminal network and certain physical assets of a regional LTL carrier in March 2004. Although we may continue to evaluate acquisitions that may expand our customer or geographic base or provide other strategic benefits, we currently do not anticipate any significant acquisitions during the remainder of 2004 or the first half of 2005. Our primary focus for the near term will be on smaller acquisitions within our current operating regions.

History of Central Freight Lines

      The history of the name Central Freight Lines and its Texas franchise dates back to 1925, when Central Freight Lines was founded in Waco, Texas. That entity, which we refer to as Old Central, was a regional LTL carrier that served the intrastate Texas LTL market for decades.

      Our company began its operations effective June 30, 1997, when our Chairman of the Board, Jerry Moyes, organized our company and acquired the Central Freight Lines name, terminal network, and physical assets from the Southwestern Division of Viking Freight Lines. Viking Freight Lines had previously purchased Old Central from Roadway Services, Inc. in 1993.

      Between 1997 and 2001, we concentrated our efforts on growing our regional LTL operations in Texas and surrounding states. During this period, we acquired LTL carriers Jaguar Fast Freight, Inc. and Vecta Transportation Systems, Inc., as well as a small truckload carrier that we used for linehaul, Aggie Express, Inc., to solidify our operations and to expand our presence in the western United States.

      In January 2002, Robert V. Fasso was hired as our Chief Executive Officer to revitalize our operations and restore our company to profitability. Mr. Fasso assembled a senior management team and implemented a strategic plan that emphasizes operating efficiency and geographic expansion.

Our Operations

      We offer regional LTL services to customers in our eight-state Southwest region, our seven-state Midwest region, our recently expanded Northwest region (three states) and two additional contiguous states. We currently offer direct service to all 20 states.

      As an LTL carrier, we typically transport multiple shipments for multiple customers in each trailer. Our drivers pick up freight from customer locations during the day and relay critical information to our planners. Upon arrival at the origin terminal, freight is unloaded, and then re-loaded onto a linehaul inter-city trailer that is bound for the destination city. Upon arrival at the destination terminal, freight is unloaded, sorted, and delivered by local delivery trucks. We move freight on strict schedules throughout our region to provide the next-day and second-day service required by our many time-sensitive customers. We also provide information to our customers to allow them to monitor our service standards and to track their shipments.

      Our Southwest region is the eight-state territory of California, Texas, Arizona, New Mexico, Oklahoma, Louisiana, Arkansas, and Nevada. Fifty-three of our 87 terminals are strategically located in our eight-state Southwest region, and our remaining terminals are located in geographic areas with strong freight flows to and from our core region. We emphasize direct loading of freight between terminals to avoid intermediate sorting and re-routing which increase labor costs, damage claims, and delays. Within each region, we focus on achieving short transit times and efficient pick-up and delivery schedules.

      Consistent with our growth strategy, in December 2002, we expanded our operations into the Midwest region through the addition of terminals serving the Interstate 35 corridor in Kansas, Missouri, Illinois, Iowa, Wisconsin, Minnesota, and Nebraska. In March of 2004, we expanded to the Northwest region by adding additional terminals to serve Washington, Oregon and Idaho.

Our Revenue Equipment

      At December 31, 2003, our fleet contained 1,845 tractors and 8,170 trailers. The table below reflects, as of December 31, 2003, the average age of our tractors and trailers:

                                                          Number    Average Age
       Type of Equipment (categorized by primary use)    of Units    in Years
     -------------------------------------------------   --------   -----------
     Linehaul tractors................................       520        6.1
     Pick-up and delivery tractors....................     1,325        4.8
     Trailers.........................................     8,170       13.5

      In the 2003 fourth quarter, we sold excess revenue equipment including approximately 150 pick-up and delivery tractors and 95 trailers.

Our Customers and Marketing

      Our customers represent a broad range of industries, with the largest concentration coming from the retail sector. In 2003, our five largest customers were Dell Computer, Wal-Mart, Home Depot, Hewlett-Packard, and Tyco International. These customers together generated approximately 17.5% of our revenue. Dell Computer, our largest customer in 2003, generated approximately 7.1% of our revenues. Since our inception in 1997, no single customer has represented more than 10% of our operating revenues in any year. We believe the diversity of our customers and their industries lessens the impact of business cycles affecting any one company or industry. However, the loss of one or more of our five largest customers could significantly and adversely affect our cash flow, market share, and profits.

      We target shippers that have significant and growing distribution needs in our operating regions and have freight that enhances our overall efficiency and profitability. We accomplish this by involving sales, operations, and finance personnel in evaluating and targeting potential new accounts. Our operations personnel identify areas in our regions where additional freight could help fill partially full trailers, fill trailers that return empty from scheduled trips, or complement existing pick-up and delivery schedules. Our sales personnel solicit business from these potential customers and our finance personnel apply our costing model to determine whether the freight would contribute to our overall profitability.

      We have established transportation alliances with regional LTL carriers in the Northeast, Southeast and Northwest regions of the United States. In these arrangements, we exchange shipments for delivery in each other's service territory. This practice can help each carrier in several respects. First, the freight inflows from the other regions add tonnage to the delivering company's operation. This improves profitability by increasing freight density over the terminal network and linehaul operation. Second, the alliances permit regional carriers to provide out-of-territory service for their customers. This maintains customer relationships and prevents regional carriers from losing revenue to national carriers that could deliver the freight from pick-up to delivery. Third, the alliances permit multiple regional carriers to bid for national accounts and bring the advantages of non-union regional operations to national accounts. Transportation alliances generated approximately 11.1% of our revenue in 2003.

Competition

      The LTL industry is highly competitive on the basis of both service and price. Our primary competitors are regional, inter-regional, and national LTL carriers, and, to a lesser extent, truckload carriers, railroads, airfreight companies, and overnight package companies. Our major competitors within the regional LTL industry include certain regional operating subsidiaries of CNF Inc., USF Corporation, and SCS Transportation, Inc. Many of our competitors are larger, operate more equipment, and have greater financial resources than we do. We believe that our extensive terminal network and traffic density offer competitive advantages within our region.

Employees

      As of December 31, 2003, we had 3,273 full-time employees and 590 part-time employees in our operations. These individuals were employed in the following categories:

                                                        Number of
                           Category                     Employees
          ----------------------------------------      ---------
          Linehaul drivers........................          498
          Pickup and delivery drivers.............        1,401
          Platform................................        1,000
          Mechanics...............................          115
          Sales...................................          112
          Salaried, clerical, and other...........          737
                                                          -----
            Total.................................        3,863
                                                          =====

      Our management believes that relations with our employees are good. There are no employees represented under a collective bargaining agreement.

Fuel Availability and Cost

      We depend heavily upon the availability of diesel fuel. To address fluctuations in fuel prices, we seek to impose fuel surcharges on our accounts. Historically, we have not engaged in hedging transactions to insulate us from fluctuations in fuel prices, and our surcharge arrangements may not fully protect us from fuel price increases. Further, from time to time, we experience shortages in the availability of fuel at certain locations and have been forced to incur additional expense to ensure adequate supply on a timely basis. Our management believes that our operations and financial results are susceptible to the same fuel price increases or fuel shortages as those of our competitors. Fuel costs, excluding fuel taxes, averaged approximately 4.0% of our revenue in 2003.

Insurance

      We carry insurance for our primary business risks with third party insurance carriers. We currently carry $30.0 million of insurance coverage, with a self-insured retention of $750 thousand in the aggregate per occurrence, for claims resulting from cargo theft or loss, personal injury, property damage, and physical damage to our equipment. We also self-insure for workers' compensation up to $1.0 million per occurrence, and all health claims up to $300 thousand per occurrence. We believe that our policy of self-insuring up to set limits, together with our safety and loss prevention programs, are effective means of managing insurance costs.

Regulation

      The trucking industry is subject to regulatory and legislative changes that can have a material adverse effect on our operations. In particular, the trucking industry is subject to increasingly stringent environmental and occupational safety and health regulations and limits on vehicle weight and size, air emissions, hours of work and other items.

      Historically, the Interstate Commerce Commission and various state agencies regulated the operating rights, accounting systems, rates and charges, safety, mergers and acquisitions, periodic financial reporting and other matters of major carriers. In 1995, federal legislation was passed that preempted state regulation of prices, rates, and services of motor carriers and eliminated the Interstate Commerce Commission. Several Interstate Commerce Commission functions were transferred to the Department of Transportation. The Department of Transportation currently regulates our business in several areas, including safety and drivers' hours of service.

      Our operations involve certain inherent environmental risks. As such, our operations are subject to environmental laws and regulations, including laws and regulations dealing with underground fuel storage tanks, the transportation of hazardous materials and other environmental matters. We maintain bulk fuel storage and fuel islands at several of our facilities. Our operations involve the risks of fuel spillage or seepage, environmental damage and hazardous waste disposal, among others. Operations conducted in industrial areas, where truck terminals are normally located, and where groundwater or other forms of environmental contamination may have occurred, potentially expose us to claims that we contributed to the environmental contamination. We have instituted programs to monitor and control environmental risks and promote compliance with applicable environmental laws and regulations. If we fail to comply with the applicable regulations, then we could be subject to substantial fines or penalties and to civil and criminal liability.

Item 2. Properties

      Our corporate offices are located at 5601 West Waco Drive in Waco, Texas, 76702. We share a 185,000 square foot facility with our Waco, Texas terminal. The property is located on approximately 40 acres; the terminal has 71 dock doors. We rent this facility from Southwest Premier Properties, a related party. The lease expires in February, 2013.

      At December 31, 2003, we conducted our LTL operations through four owned terminal locations and 72 leased terminal locations. Our ten largest terminals by number of loading doors are listed below:

                                                    Total
                                                  Number of
                    Location                    Loading Doors
      -----------------------------------       -------------
      Dallas, Texas......................             522
      Houston, Texas.....................             349
      Fort Worth, Texas..................             200
      San Antonio, Texas.................             147
      Austin, Texas......................             132
      Beaumont, Texas....................             113
      Chicago, Illinois..................              80
      Tyler, Texas.......................              76
      Phoenix, Arizona...................              74
      New Orleans, Louisiana.............              74
      68 others..........................           1,937
                                                    -----
        Total............................           3,704
                                                    =====

      In March 2004, we expanded to the Northwest region by adding 11 terminals to serve Washington, Oregon, and Idaho. See "Recent Developments" under Item 7 in Part II of this Annual Report for additional information concerning our expansion into Washington, Oregon, and Idaho.

      We lease 30 of our active terminals and eight dormant terminals from related parties. See "Related Party Terminal Leases" under Item 7 in Part II of this Annual Report for additional information concerning these leases.

Item 3. Legal Proceedings

      We are involved in litigation incidental to our operations. These lawsuits primarily involve claims for workers' compensation, personal injury, or property damage incurred in the transportation of freight. We are not presently a party to any legal proceedings other than litigation arising in the ordinary course of our business and are not aware of any claims that could materially affect our consolidated financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

During the fourth quarter of the year ended December 31, 2003, no matters were submitted to a vote of security holders.

Part II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock is traded on the Nasdaq National Market, under the symbol "CENF." Our stock began trading on December 12, 2003, following completion of our initial public offering. The following table sets forth for the range of high and low bid prices for our common stock as reported by Nasdaq from December 12, 2003, to December 31, 2003.

Period                               High               Low
------                               ----               ---
2003
          Fourth quarter            $19.00            $16.00

As of March 22, 2004, our common stock was held by 38 stockholders of record and a few thousand stockholders through nominee or street name accounts with brokers.

Dividend Policy

Prior to our initial public offering, while we were an S corporation, it was our policy to pay dividends to our stockholders in amounts equal to 40% of our S corporation income. These amounts were intended to approximate the taxes payable by such stockholders on the S corporation income attributable to them and reflected the maximum distributions permitted under our revolving credit facility. We paid $6.1 million in such dividends during 2003. We did not make distributions to our stockholders in 2002, because our taxable income for 2001 was lower than we estimated it would be in making distributions following the first three quarters of 2001. Because of excess distributions in 2001, no distributions were required in 2002. Since the termination of our S corporation status on November 1, 2003, such dividends are no longer paid. Further, our revolving credit agreement will limit our ability to pay dividends to 40% of our net income.

     We currently intend to retain all of our future earnings to finance the growth, development, and expansion of our business, and we do not anticipate paying any cash dividends on our common stock in the foreseeable future. Any future dividends will be determined at the discretion of our board of directors. The board may consider our financial condition and results of operations, cash flows from operations, current and anticipated capital requirements and expansion plans, the income tax laws then in effect, any legal or contractual requirements, and other factors our board deems relevant.

Recent Sales of Unregistered Securities

     On July 9, 2003, we issued 4,796 shares of our common stock to former executives of Jaguar Fast Freight, Inc. Jaguar Fast Freight, Inc. was acquired by us on July 11, 1999. The acquisition agreement entitled the former executives to receive shares of our common stock on each of the second through fifth anniversaries of the closing of the acquisition in exchange for their agreement to abide by certain non-competition obligations during that period.

     On November 14, 2003, a non-management employee exercised options to purchase 700 shares of our common stock for $6.50 per share. On November 17, 2003, Robert V. Fasso, our Chief Executive Officer and President, exercised options to purchase 400,000 shares of our common stock for $1.35 per share. On December 5, 2003, Mr. Fasso exercised options to acquire 356,000 additional shares of our common stock for $1.35 per share. On December 5, 2003, Patrick J. Curry, our former Executive Vice President, exercised options to purchase 77,400 shares of our common stock for $1.35 per share, 137,913 shares of our common stock for $2.70 per share, and 92,314 shares of our common stock for $3.38 per share.

     All of the securities described above were issued in private offerings, which did not involve the public offer or sale of securities, in reliance upon the exemption from registration afforded by Section 4(2) of the Securities Act. No underwriters, brokers, or finders were involved in the above transactions.

Repurchase of Shares

     The following table provides information on repurchases of shares of common stock by us, prior to our initial public offering, in the three months included in the fourth quarter of fiscal year 2003.

                      Issuer Purchases of Equity Securities

                                                       Total Number    Maximum
                                                         of Shares    Number of
                                                       Purchased as  Shares that
                                                         Part of      May Yet Be
                                                        Publicly      Purchased
                              Total Number   Average    Announced     Under the
                               of Shares   Price Paid   Plans or      Plans or
Period                         Purchased    per Share   Programs       Programs
------                         ---------    ---------   --------       --------
October 5 to November 1,
  2003 ......................  4,796(1)    $13.50(1)       0              0
November 2 to November 29,
  2003 ......................      0            0          0              0
November30 to December 31,
  2003 ......................      0            0          0              0

     (1) When we acquired Jaguar Fast Freight in 1999, the merger agreement obligated us to, among other things, issue 4,796 additional shares of our common stock to two of Jaguar's former stockholders in each of 2003 and 2004 as consideration for their agreement not to compete with us. For a period of 30 days following the 90-day period after the issuance of these shares, these stockholders may require our Chairman of the Board, Jerry Moyes, to purchase the shares for $13.50 per share if our common stock has not traded over $13.50 per share during the 90-day period. On October 16 and 17, 2003, we repurchased the 4,796 shares issued in July 2003.

Use of Proceeds from Registered Securities

     The effective date of the registration statement relating to our initial public offering, filed on Form S-1 under the Securities Act (File No. 333-109068), was December 11, 2003. A total of 9,775,000 of our common shares were sold. The managing underwriters for the offering were Bear, Stearns & Co. Inc., BB&T Capital Markets, a division of Scott & Stringfellow, Inc., Legg Mason Wood Walker, Incorporated, Morgan Keegan & Company, Inc., and Stephens Inc.

     The offering commenced on December 11, 2003, and has been completed. Of the 8,500,000 shares of common stock registered, 5,700,000 shares were offered and sold by us and 2,800,000 shares were offered and sold by Jerry Moyes and certain trusts for the benefit of Mr. Moyes and his family, as selling shareholders. The aggregate offering price of shares sold by us was $85,500,000. The underwriting discount on those shares was $5,985,000. We incurred approximately $1,881,000 of other expenses in connection with the offerings. The net proceeds to us totaled approximately $77,634,000. We did not receive any of the proceeds from the sale of shares by the selling stockholders.

      Approximately $50 million of the proceeds we received have been used to repay debt, including: (a) $30.5 million under our accounts receivable securitization facility; (b) $17.1 million under secured equipment and terminal notes; and (c) $2.0 million under secured capital leases. In addition, we will have used approximately $ 10.0 million for the acquisition of certain assets of Eastern Oregon Fast Freight, Inc. See "Recent Developments" under Item 7 in Part II of this Annual Report for additional information concerning our expansion into the Northwest region.

      As of March 22, 2004, approximately $18.0 million of the proceeds received in our initial public offering remain unused. We intend to use the remainder of the proceeds to prepay amounts under secured capital leases, and for general corporate purposes, including working capital.

Item 6.  Selected Financial Data


                                                                         Year Ended December 31,
                                                  ----------------------------------------------------------------------
                                                    2003(1)        2002(1)          2001          2000           1999
                                                  ----------     ----------     ----------     ----------     ----------
                                                        (in thousands, except per share amounts and operating data)
Statements of Operations Data:
  Operating revenues ..........................   $  389,696     $  371,445     $  395,702     $  362,649     $  316,504
  Operating expenses:
    Salaries, wages, and benefits .............      204,570        208,754        232,714        211,751        195,875
    Purchased transportation ..................       38,113         28,806         31,739         23,087         16,757
    Purchased transportation-- related
      Parties .................................       18,582         21,106         17,708         12,438          8,000
    Operating and general supplies and expenses       67,448         60,370         68,448         64,918         52,643
    Operating and general supplies and
      expenses-- related parties ..............           12            286             53            182            671
    Insurance and claims ......................       15,576         14,024         14,209         10,243         11,366
    Building and equipment rentals ............        3,181          3,241          3,493          2,757          1,576
    Building and equipment rentals--
      related parties .........................        1,903          1,779          1,600          1,342            490
    Depreciation and amortization .............       16,605         17,974         21,241         18,980         12,979
                                                  ----------     ----------     ----------     ----------     ----------
      Total operating expenses ................      365,990        356,340        391,205        345,698        300,357
                                                  ----------     ----------     ----------     ----------     ----------
  Operating income ............................       23,706         15,105          4,497         16,951         16,147
  Interest expense ............................        3,547          4,916          5,620          5,078          4,205
  Interest expense-- related
    Parties(2) ................................        6,130          6,359          5,888          6,990          6,381
                                                  ----------     ----------     ----------     ----------     ----------
  Income (loss) from continuing
    operations before income taxes ............       14,029          3,830         (7,011)         4,883          5,561
  Income tax (expense) benefit ................       (1,759)         1,412            119           (402)          (421)
    Income tax (expense)-conversion to
    C Corporation................................     (9,834)            --             --             --             --
                                                  ----------     ----------     ----------     ----------     ----------
Income (loss) from continuing .................        2,436          5,242         (6,892)         4,481          5,140
    Operations

Loss from discontinued operations .............       (8,341)          --             --             --             --
                                                  ----------     ----------     ----------     ----------     ----------
  Net income (loss) ...........................   $   (5,905)    $    5,242     $   (6,892)    $    4,481     $    5,140
                                                  ==========     ==========     ==========     ==========     ==========

Pro Forma C Corporation Data:(3)
  Historical income (loss) from continuing
    operations before income taxes ............   $   14,029     $    3,830     $   (7,011)    $    4,883     $    5,561
  Pro forma (provision) benefit for
    income taxes attributable to
    continuing operations .....................       (5,666)        (2,781)         1,108         (3,243)        (3,475)
                                                  ----------     ----------     ----------     ----------     ----------
  Pro forma income (loss) from
    continuing operations .....................   $    8,363     $    1,049     $   (5,903)    $    1,640     $    2,086


                                                                         Year Ended December 31,
                                                  ----------------------------------------------------------------------
                                                    2003(1)        2002(1)          2001          2000           1999
                                                  ----------     ----------     ----------     ----------     ----------
                                                        (in thousands, except per share amounts and operating data)
Loss from discontinued operations .............       (8,341)          --             --             --             --
                                                  ----------     ----------     ----------     ----------     ----------
Pro forma net income (loss) ...................   $       22     $    1,049     $   (5,903)    $    1,640     $    2,086
                                                  ==========     ==========     ==========     ==========     ==========
Pro forma income (loss) from continuing
  operations per share:
    Basic .....................................   $     0.75     $     0.10     $    (0.54)    $     0.15     $     0.19
    Diluted ...................................         0.69           0.09          (0.54)          0.14           0.17
  Weighted average shares outstanding:
    Basic .....................................       11,163         10,868         10,916         11,051         11,095
    Diluted ...................................       12,103         11,548         10,916         11,469         12,256

Other Financial Data:
  EBITDA(4) ...................................   $   40,311     $   33,079     $   25,738     $   35,931     $   29,126
  Capital expenditures(5) .....................        7,024          6,008         10,186         13,982         50,905

Operating Data:
  LTL revenue per
    hundredweight(6) ..........................   $    11.37     $    10.42     $    10.06     $     9.39     $     8.66
  Total tons hauled ...........................    1,962,890      2,120,080      2,388,816      2,392,992      2,216,525
  Operating ratio(7) ..........................         93.9%          95.9%          98.9%          95.3%          94.9%
  Number of working days ......................          253            253            253            253            253

Balance Sheet Data (at period end):
  Cash and cash equivalents ...................   $   41,493     $    7,350     $      187     $      215     $      409
  Net property and equipment ..................      114,693        126,751        139,954        143,445        124,244
  Total assets ................................      227,373        196,401        195,877        198,065        177,013
  Long-term debt, capital leases,
    and related party financing,
    including current portion .................       49,517        103,054        111,270        112,727         92,276
  Stockholders' equity ........................      108,438         30,374         23,302         35,577         30,406

      (1) Our financial results for the fiscal year ended December 31, 2002, included a $2.9 million reduction in depreciation expense resulting from a January 2002 change in useful lives and salvage values of trailers and pick-up and delivery tractors based on our historical experience, which might materially affect the comparability of the information presented, and a $725,000 restructuring charge representing the cost to close 21 terminals. Our financial results for the fiscal year ended December 31, 2003, included the following items that might materially affect the comparability of the information presented: (a) a $0.6 million reduction in depreciation expense (in addition to the 2002 reduction) resulting from a January 2003 additional change in useful lives and salvage values of trailers and line tractors based on our historical experience; (b) a $7.8 million gain attributable to the amendment of a benefit plan; and (c) a $3.8 million expense related to an increase in our claims accruals relating to accident, workers' compensation, and other claims in which the underlying events occurred prior to 2003. See Item 7 of this Annual Report for additional information.

      (2) Effective February 20, 2003, the payments for certain of the facilities we lease from a related party were increased to reflect fair market value. The lease is reflected as a financing arrangement in our consolidated financial statements. Accordingly, our interest expense-related parties includes approximately $3.3 million in annual non-cash interest expense and contributed capital in all periods prior to February 20, 2003. See Item 7 of this Annual Report for additional information.

      (3) In 1998, we elected to be treated as an S corporation for federal income tax purposes. An S corporation passes through essentially all taxable earnings and losses to its stockholders and does not pay federal income taxes at the corporate level. Historical income taxes consist mainly of state income taxes. On November 1, 2003, we converted into a C corporation. For comparative purposes, we have included a pro forma (provision) benefit for income taxes assuming we had been taxed as a C corporation in all periods when our S corporation election was in effect. In June 2002, we reversed approximately $1.8 million of tax reserves which were originally recorded in 1998 when we elected to be treated as an S corporation. The $1.8 million tax benefit has been excluded for purposes of presenting pro forma C corporation income taxes.

      (4) EBITDA represents earnings from continuing operations before interest, taxes, depreciation, and amortization. EBITDA is presented because we believe it is useful in evaluating our operating performance compared to that of other companies in our industry, as the calculation of EBITDA eliminates the effects of financing, income taxes and the accounting effects of capital spending, which items may vary for different companies for reasons unrelated to overall operating performance. In addition, management tracks EBITDA because our revolving credit facility contains a minimum annual EBITDA requirement of $38.0 million. When analyzing our operating performance, however, investors should use EBITDA in addition to, not as an alternative for, operating earnings, net earnings, and cash flows from operating activities, as those items are defined under GAAP. Investors should also note that our presentation of EBITDA may not be comparable to similarly titled measures used by othercompanies. EBITDA is calculated in the following manner for each of the periods presented:


                                                                 Year ended December 31,
                                                  ------------------------------------------------------
                                                    2003        2002        2001       2000      1999
                                                  --------   --------    --------    --------   --------
                                                                       (in thousands)
Earnings (loss) from continuing operations .....  $  2,436   $  5,242    $ (6,892)   $  4,481   $  5,140
     Add interest expense ......................     9,677     11,275      11,508      12,068     10,586
     Add (subtract) income taxes
       (benefit) ...............................    11,593     (1,412)       (119)        402        421
     Add depreciation and
       Amortization ............................    16,605     17,974      21,241      18,980     12,979
                                                  --------   --------    --------    --------   --------
        EBITDA .................................  $ 40,311   $ 33,079    $ 25,738    $ 35,931   $ 29,126
                                                  ========   ========    ========    ========   ========

      (5) Includes $0.8 million of capital expenditures in 2002 attributable to the operations of Central Refrigerated, which we divested on December 31, 2002. See Item 7 of this Annual Report for additional information.

      (6) Average revenue we receive for transporting 100 pounds of freight.

      (7) Operating expenses as a percentage of operating revenues.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      Except for the historical information contained herein, the discussion in this annual report contains "forward-looking statements," which include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation, and availability of resources. These forward-looking statements include, without limitation, statements regarding: expectations as to operational improvements; expectations as to cost savings, revenue growth, and earnings; the time by which certain objectives will be achieved; proposed new products and services; expectations that claims, lawsuits, commitments, contingent liabilities, labor negotiations, or agreements, or other matters will not have a materially adverse effect on our consolidated financial position, results of operations, or liquidity; statements concerning projections, predictions, expectations, estimates, or forecasts as to our business, financial, and operational results and future economic performance; and statements of management's goals and objectives, and other similar expressions concerning matters that are not historical facts. Words such as "may," "will," "should," "could," "would," "predicts," "potential," "continue," "expects," "anticipates," "future," "intends," "plans," "believes," "estimates," and similar expressions, as well as statements in future tense, identify forward-looking statements. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and/or management's good faith belief with respect to future events, and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. Readers should review and consider the factors discussed in "Factors that May Affect Future Results" along with the various disclosures by the Company in its press releases, stockholder reports, and filings with the Securities and Exchange Commission.

Executive Overview

      We are one of the ten largest regional LTL carriers in the United States based on revenues, generating approximately $390.0 million in revenue during 2003. In our operations, we pick up and deliver multiple shipments for multiple customers on each trailer. In 2003, a significant portion of our business was concentrated in our Southwest region, which is anchored by Texas and California, two of the nation's three largest state economies.

      The history of the name Central Freight Lines and its franchise dates back to 1925, when Central Freight Lines was founded in Waco, Texas and served the intrastate Texas LTL market for decades. Our company began its operations effective June 30, 1997, when our Chairman of the Board, Jerry Moyes, organized our company and acquired the Central Freight Lines name, terminal network, and physical assets from the Southwestern Division of Viking Freight Lines, whose corporate group acquired our predecessor in 1993. We primarily compete with regional LTL carriers and to a lesser extent with long haul and truckload carriers, railroads, and overnight delivery companies. Our major competitors within the regional LTL industry include certain regional operating subsidiaries of CNF Inc., USF Corporation, and SCS Transportation, Inc.

      We grew substantially between our first full year of operation in 1998 and 2001, but our operating results were less than we desired and we experienced an operating loss during 2001. In 2002 and 2003, we assembled a new senior management team and began executing a strategic plan designed to increase the efficiency of our operations and expand our geographic territory. We focused on streamlining our terminal network, routing freight efficiently through that network, improving our freight mix through a comprehensive yield management program, and applying our dynamic resource planning process to our operations. This improved efficiency has resulted in a substantial amount of our revenue equipment and terminal assets being used at less than full capacity. As a result, these assets are now available for additional freight without further capital expenditure. Because our dynamic resource planning process has only been partially applied in our freight movement process, we believe that our strategic plan affords us the opportunity for continued margin improvement and revenue growth in the future. However, our ability to apply the process in other areas and realize the efficiencies we believe to be obtainable will be deferred pending integration of our Northwest region. In addition, we will experience costs and revenue impacts that we expect to negatively affect our results in 2004. See "Recent Developments".

      Our profitability, as measured by operating ratio, has recovered from a negative trend that resulted in an operating ratio of 100.4% for the fourth quarter of 2001. Since then, our profitability has improved substantially, and we achieved an operating ratio of 93.9% for the year ended December 31, 2003. Our results for 2003 included several items that we consider to be unusual. During 2003, we recorded an aggregate of $2.8 million in increases to our insurance reserves for accident, workers' compensation, and other liabilities arising prior to 2003 ($1.8 million of which related to two accidents that occurred in 2002). This compared to an accrual of $0.5 million relating to claims that arose in prior periods in that we accrued in the year ended December 31, 2002. We recorded the increased accruals despite improvements in our rate of both accident claims and workers' compensation claims during 2003. We also amended a benefit plan to reduce our future obligations. As a result of this amendment, we recorded a curtailment gain of approximately $7.8 million in 2003. In addition, in January of 2002 and 2003, we increased the useful lives and decreased the salvage values of our tractors and trailers to reflect that we are operating the tractors and trailers for longer periods than previously estimated by our past management. These changes decreased our depreciation expense by approximately $3.3 million compared with the expense we would have recorded under the prior method. In the aggregate, these items had a positive effect of approximately $7.3 million on our operating income for the year ended December 31, 2003. We do not anticipate benefits similar to these in future periods.

      In December 2002, we expanded service in a seven-state, Midwest region, establishing all-points coverage in six of these states. Our expenses for the year ended December 31, 2003, reflect the costs of this Midwest expansion, primarily consisting of purchased transportation, employee training, and relocation expenses. We increased our use of purchased transportation in the Midwest region as a more efficient method of transporting freight in lanes where we do not yet have sufficient freight volume to profitably transport the freight in our own trucks. As we continue to develop our operations in the Midwest, we expect our purchased transportation costs to return to historical levels.

      In March 2004, we initiated service in a three-state, Northwest region. See "Recent Developments" below for additional information that provides a discussion of the material impact we expect the Northwest expansion to have on our financial condition and results of operations, and we expect to initiate service in Colorado and Utah in the second quarter of 2004.

Revenues

      Our operating revenues vary with the revenue per hundredweight we charge to customers and the volume of freight we transport. From our first full year of operation in 1998 to 2001, our revenue grew from approximately $276.3 million to approximately $395.7 million, a compounded annual growth rate of approximately 13%. Our growth resulted from a combination of internal growth, geographic expansion, and our acquisitions of two LTL carriers that expanded our presence in California, Arizona, and Nevada.

      Following the arrival of our new management team in early 2002, we closed approximately 25% of our then existing terminals and implemented a yield management process intended to eliminate freight that did not generate sufficient returns. As a result of these efforts, our revenues decreased $24.3 million, or 6.1%, from $395.7 million for 2001 to approximately $371.4 million in 2002, but revenue derived from the resulting improved freight portfolio began to increase in the latter part of 2002 and in 2003 as our revenue increased to $389.7 million. For the year ended December 31, 2003, our revenue per day increased to $1.54 million, or 4.8%, from $1.47 million for the year ended December 31, 2002. We continue to evaluate our freight mix and eliminate less profitable freight.

      Revenue per hundredweight measures the rates we receive from customers and varies with the type of goods being shipped and the distance these goods are transported. Our LTL revenue per hundredweight increased approximately 9.1% from $10.42 in 2002, to $11.37 in 2003, as we implemented our yield management program. Volume depends on the number of customers we have, the amount of freight those customers ship, geographic coverage, and the general economy. Our total tonnage decreased by 7.4% from 2002 to 2003, due in large part to reductions resulting from our continuing yield management program.

      Historically, most of our revenue has been generated from transporting LTL shipments from customers within our operating region. In 2003, approximately 11.1% of our revenue was derived from shipments that originated or terminated in regions outside our network, where a portion of the freight movement was handled by another carrier. We refer to this as "interline freight". Most of this revenue was obtained from carriers with which we maintain transportation alliances. Revenue from interline freight is expected to decrease due to our geographical expansion. We do not recognize the portion of revenue (or the associated expenses) that relate to the portion of shipments hauled by our alliance partners. In addition to transportation revenue, we also recognize revenue from fuel surcharges we receive from our customers when the national average diesel fuel price published by the U.S. Department of Energy exceeds prices listed in our contracts and tariffs. See "Recent Developments" for additional information concerning our revenue expectations.

Operating Expenses

      Our major expense categories can be summarized as follows:

      Salaries, wages, and benefits. This category includes compensation for our employees, health insurance, workers' compensation, 401(k) plan contributions, and other fringe benefits. These expenses will vary depending upon several factors, including our efficiency, our experience with health and workers' compensation claims, and increases in health care costs. Salaries, wages, and benefits also include the non-cash expense associated with stock options granted to several of our executives that had exercise prices that were determined to be below fair market value. This non-cash compensation expense is expected to amount to approximately $237,000 annually through June of 2007.

      Purchased transportation. This category primarily consists of the payments we make to third parties to handle a portion of a freight movement for us. The largest category is outsourced linehaul movements, where we contract with truckload carriers to move our freight between origin and destination terminals. Swift Transportation, a related party, has been our largest provider of outsourced linehaul service. Purchased transportation also includes outsourced pick-up and delivery service when we use alternative providers to service areas where we lack the terminal density to provide economical service.

      Operating and general supplies and expenses. This category includes fuel, repairs and maintenance, tires, parts, general and administrative costs, office supplies, operating taxes and licenses, communications and utilities, and other general expenses. Repairs and maintenance, fuel, tires, and parts expenses vary with the age of equipment and the amount of usage. We have a fuel surcharge program that enables us to recover a significant portion of fuel price increases.

      Insurance and claims. This category includes the cost of insurance premiums and the accruals we make for claims within our self-insured retention amounts, primarily for personal injury, property damage, physical damage to our equipment, and cargo claims. These expenses will vary primarily based upon the frequency and severity of our accident experience and the market for insurance.

      Building and equipment rentals. This category consists mainly of payments to unrelated third parties under terminal leases and payments to related parties for eight terminals leased under operating leases.

      Depreciation and amortization. This category relates to owned assets, assets under capitalized leases, and the 26 properties we lease from Southwest Premier Properties that are considered to be a financing arrangement.

Recent Developments

      On March 16, 2004, we announced the acceleration of our expansion into the northwestern United States through the purchase of selected terminal network and rolling stock assets of Eastern Oregon Fast Freight, Inc. ("EOFF"), a non-union LTL carrier that operated in the states of Oregon, Washington, and Idaho. At the same time, we discussed our intention to complete a seamless service offering in substantially all of the commercial zones in the western two-thirds of the United States by initiating service in Colorado and Utah during the second quarter of 2004. We refer to the five-state region as our Northwest expansion.

      We had targeted expansion in the Northwest as a growth priority because of strong freight flows in the Interstate 5 corridor and our desire to offer customers a superior service offering throughout the western two-thirds of the nation. We had previously intended to expand incrementally, initially leasing several small terminals and building freight flows gradually. We discovered, however, that available terminal capacity in the region was limited and that competitors were also seeking to establish a greater presence in the region. Contemporaneously with our expansion planning, we were approached regarding a purchase of the EOFF assets. We saw this as a strategic opportunity to fill out a sizeable footprint in key freight centers throughout the region, advance our business model, and position our business most effectively for the long term. Although we were aware that certain costs and direct and indirect effects on our business model could cause significant short term impact, we believed, and continue to believe, that the long term strategic benefits of an immediate and substantial footprint in the Northwest were compelling enough to justify expanding the magnitude and compressing the timeframe of our expansion.

      During a March 17, 2004, conference call to discuss the expansion and its related effects on our business, we revised our earnings guidance for the first quarter of 2004 to an expected range of a loss of $0.04 to $0.07 per diluted share. The change in guidance was related, in substantial part, to the direct and indirect effects of the Northwest expansion. We also provided previously unannounced guidance for the full year of 2004 of $0.36 to $0.46 earnings per diluted share, which also took into consideration our expectations concerning the effects of the expansion. We presently do not believe that our guidance requires further adjustment. However, this discussion supplements and updates the information contained in our March 16 press release and the March 17 conference call, based on trends and developments that have occurred, and information that has become available, since such dates. To the extent any information in either the press release or conference call is different than the information herein, the information herein supersedes the prior information, which was based on our information and expectations at that time.

      We currently expect our revenue per day for the first quarter to be approximately the same as 2003, with one fewer business day in the quarter, and we expect revenue for the year to increase approximately 5% over 2003. Our previous expectations were based in large part on our experience in the fourth calendar quarter of 2003, when LTL revenue per day was up by 3.1% over the prior year. Based on this experience and the nature and timing of the sales initiatives we had planned, we had projected that our revenue per day would grow year-over-year by 5.3% in the first quarter of 2004 and by 11.5% for the full year of 2004.

      The major reasons for the change in our revenue expectations relate directly and indirectly to the Northwest expansion. These reasons include: (1) an intentional discontinuation of service for certain customers, primarily in California, in order to free up capacity to handle what we believe will be more profitable freight associated with the Northwest expansion; (2) slower revenue growth generally due in large part to delays in properly and fully executing our 12-point sales initiative plan because of management's focus on the Northwest expansion and the integration of that region into our system; and (3) a reduction in interline revenue outside the Northwest, although we expect this reduction to be smaller than we initially anticipated. These factors related to the Northwest expansion impacted our ability to grow in excess of reductions in business from certain customers for a variety of reasons, including rate and equipment allocation issues, our continuing yield management efforts, declines in a small number of specific customers' business activity generally, and customer selection of other alternatives.

      In addition to the revenue impact, we will incur significant expenses attributable to the expansion. Such expenses include the costs of moving excess equipment from our existing operations to the Northwest, greater than normal payments to third-party linehaul contractors while in-bound and outbound freight in the region remains unbalanced, costs of training additional employees inherited from EOFF and to be hired in Colorado and Utah, costs of establishing a footprint in Colorado and Utah, operating costs associated with physical and personnel infrastructure designed to support greater revenue than is expected initially, and other items. We estimate that direct expansion and operating costs in the Northwest, excluding Colorado and Utah, and not included in our previous expectations will be approximately $3.0 million. This includes approximately $0.5 million expected for the first quarter of 2004 and approximately $2.5 million expected over the next three quarters. We deferred some of the costs originally planned for the first quarter based on the needs of the region. The estimated costs of the Colorado and Utah expansion were included in both our original and revised guidance, and we expect those costs to be substantially less than the costs attributable to the former EOFF territory.

      Finally, the productivity and efficiency improvements we previously anticipated from our dynamic resource planning processes are expected to be delayed because of the need to include the Northwest region in the planning and roll-out of those measures, and because of the allocation of significant management time and resources to the Northwest expansion. We previously had anticipated that the inbound and linehaul processes would have been implemented during the second quarter, with significant benefits in the entire second half of 2004 and increasing in 2005. These processes were on schedule prior to the expansion and the data analysis and personnel training portions of the processes (but not the ultimate roll-out) in regions other than the Northwest remains ongoing. Because our freight movement process is integrated, systemic, and dynamic throughout our entire freight network, we determined that the roll-out of the inbound and linehaul processes could most efficiently be implemented once the entire Northwest region could be included, rather than repeating the process. We now expect the inbound and linehaul processes to be implemented between June and September of 2004, with significant benefits coming late in 2004 and more substantially in 2005. We believe the roll-out is proceeding on schedule considering the additional time and effort needed to include the Northwest region. The actual timing of the roll-out and expected benefits will depend on a variety of factors, including the ability of our management team to timely re-engineer the processes throughout our historical network as well as the Northwest and the timing of initiation of service in Colorado and Utah. Also, the first quarter is expected to be impacted by lower than anticipated productivity levels generally, at least partially attributable to management's focus on the Northwest expansion. These productivity levels are improving in March, and we expect them to return to expected levels during the second quarter.

      On the whole, we view the Northwest expansion as a valuable strategic opportunity that required incurring short term costs and delays in our business plan to obtain a footprint that would position us better for the long term. We believe the improvements in operating results that our management team achieved during 2002 and 2003 indicate the strength of our ability to plan and execute process improvements, and we believe we are positioned to achieve substantial improvements in our operating results in the second half of 2004, with even greater improvement in 2005.

      The discussion above contains forward-looking statements and is based on our interpretations of the information currently known to us. However, you should be aware that the discussion above is based upon approximately three weeks of information and that the circumstances are constantly evolving. We caution you, therefore, that actual results quite likely will differ from our current expectations, perhaps materially. Factors that could cause actual results to differ from our expectations include the risk of revenue loss in the acquired EOFF operation and the difficulty bringing on new revenue in the Northwest; the risk that we may experience difficulties in operating in the Northwest, where we have not previously operated direct service; the risk of loss of interline revenue in all of our regions, as competitors may be less likely to give us business as we compete in more regions; the risk that we may be unable to integrate acquired EOFF assets and employees successfully and realize anticipated economic, operational, and other benefits in a timely manner; the risk that acquisition and integration expenses may exceed our expectations; the risk that we may lose drivers formerly employed by EOFF that we expect to service the Northwest or fail to attract new drivers for that region; the risk that we do not obtain consents to assignment of all of EOFF's key leased facilities; the risk that we may not be able to terminate leases with respect to unnecessary leased facilities acquired from EOFF; the risk that we may not be able to dispose of rolling stock acquired from EOFF and designated for sale or that the disposal prices might be less than we expect; the risk that the EOFF acquisition could disrupt our ongoing business, distract our management, and divert our resources; the risk that we may not be able to expand profitably into Colorado and Utah; the risk that our expansion into Colorado and Utah may not occur as scheduled; the risk that our implementation of dynamic resource planning throughout our operations may not occur as anticipated or may involve more expense than currently foreseen as a result of the Northwest expansion or other factors; and the risk that our on-going yield management efforts may have unanticipated adverse consequences. In addition, you should review the "Factors That May Affect Future Results" contained herein for additional events and circumstances that could cause our actual results to differ from our expectations. Finally, please refer to the disclosure concerning forward-looking statements at the beginning of this Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Discontinued Operations of Central Refrigerated

      In 2002, Central Refrigerated, a refrigerated truckload carrier, was formed to acquire certain assets from the bankruptcy estate of Simon Transportation Services, Inc., a refrigerated truckload carrier controlled by Jerry Moyes, our Chairman, prior to the bankruptcy. The goal was to obtain certain efficiencies for the refrigerated business, such as decreased insurance costs, in the period immediately following the acquisition. The acquisition closed, and the operations of Central Refrigerated began, on April 22, 2002. We determined that it was advisable to divest Central Refrigerated in order to focus on our LTL growth strategy and devote our capital resources to our LTL operations. Effective December 31, 2002, ownership of Central Refrigerated was transferred to Jerry Moyes and one of his affiliates, and Central Refrigerated ceased to be our subsidiary.

      Since December 31, 2002, Central Refrigerated has continued to provide us with transportation services. In the year ended December 31, 2003, Central Refrigerated provided us with approximately $2.7 million of such services, representing approximately 9% of the total amount paid by us for third-party linehaul services in the period. Although Central Refrigerated is owned by Jerry Moyes, we believe that amounts paid by us to Central Refrigerated are equivalent to rates that could have been obtained in an arm's length transaction with an unrelated third party. We expect our arrangements with Central Refrigerated for transportation services to continue, so long as its rates and service remain competitive with those offered by other carriers. For additional information on our relationship with Central Refrigerated, see "Management - Compensation Committee Interlocks and Participation" in the definitive Proxy Statement to be delivered to our stockholders in connection with the 2004 Annual Meeting of Stockholders to be held on May 19, 2004.

Separation Payment to Central Refrigerated and Repayment of Moyes Loans

      As part of the disposition of Central Refrigerated, we agreed to pay approximately $8.3 million to Central Refrigerated to compensate Central Refrigerated and Jerry Moyes for facilitating the transaction. This payment was made on October 28, 2003, and was reflected in our financial statements as an expense in our fourth fiscal quarter in 2003. Following our payment of $8.3 million to Central Refrigerated, Mr. Moyes repaid approximately $8.6 million in principal and interest due to us under loans we made to him prior to July 2002, which were separate from and unrelated to our transactions with Central Refrigerated. The loans to Mr. Moyes had been recorded in our consolidated financial statements as a reduction of stockholders' equity because of their related party nature and this reduction of equity was reversed with the repayment of the loan. Accordingly, taken together, our payment to Central Refrigerated and the loan repayment by Mr. Moyes had no effect on our cash position and stockholders' equity.

Related Party Terminal Leases

      We lease 30 active terminals and eight dormant terminals from related parties. The lease for most of these properties is accounted for as a financing arrangement in our consolidated financial statements, with the rental payments being reflected as interest. The aggregate paid rent for these properties was approximately $7.0 million in 2003, $4.7 million in 2002 and $4.5 million in 2001. We believe the rent on certain of these properties had been below fair market value and agreed to increase the aggregate rent to an annual rate of approximately $7.4 million effective February 20, 2003. As a result of the rent increase, we have recognized approximately $3.3 million annually in non-cash interest expense in all periods prior to February 20, 2003, to reflect the rental of the affected properties at fair market value. Aggregate rent and non-cash interest expense combined was approximately $7.5 million in 2003, $8.0 million in 2002 and $7.8 million in 2001 for all properties leased from related parties. We are actively seeking to sublease or arrange for the sale of the dormant terminals. For additional information on our related party terminal leases, see "Management - Compensation Committee Interlocks and Insider Participation" in the definitive Proxy Statement to be delivered to our stockholders in connection with the 2004 Annual Meeting of Stockholders to be held on May 19, 2004.

S Corporation Status

      Prior to November 1, 2003, we have operated as an S corporation for federal income tax purposes. An S corporation passes through essentially all taxable income and losses to its stockholders and does not pay federal income taxes at the corporate level. For comparative purposes, we have included a pro forma provision for income taxes showing what those taxes would have been had we been taxed as a C corporation in all periods our S corporation election was in effect. The 2003 provision for income taxes reflects the approximately $9.8 million non-cash charge for recognition of deferred federal income taxes to reflect our conversion from an S corporation to a C corporation on November 1, 2003.

Change in Fiscal Quarters

      Our fiscal year ends on December 31. From inception through December 31, 2002, our first three fiscal quarters consisted of 12 weeks each, and our fourth fiscal quarter consisted of 16 weeks. Commencing January 1, 2003, our year consists of four quarters, each with 13 weeks. This change in accounting periods will not affect the comparability of year-end financial results. The change will, however, affect comparisons of periods less than a full year. Each of our first three quarters in 2003 and beyond includes one additional week, and our fourth quarter in 2003 and beyond will include three fewer weeks, as compared to previous years.

Results of Operations

      The table below sets forth the percentage relationship of the specified items to operating revenues for the periods indicated.

                                                      Year Ended December 31,
                                                   ----------------------------
                                                    2003       2002       2001
                                                   -----      -----      -----
Operating revenues ............................    100.0%     100.0%     100.0%
Operating expenses:
  Salaries, wages, and benefits ...............     52.5       56.2       58.8
  Purchased transportation ....................     14.5       13.4       12.5
  Operating and general supplies and
     Expenses .................................     17.3       16.3       17.3
  Insurance and claims ........................      4.0        3.8        3.6
  Building and equipment rentals ..............      1.3        1.4        1.3
  Depreciation and amortization ...............      4.3        4.8        5.4
                                                   -----      -----      -----
     Total operating expenses(1) ..............     93.9       95.9       98.9
                                                   -----      -----      -----
Operating income ..............................      6.1        4.1        1.1
Interest expense ..............................      2.5        3.1        2.9
                                                   -----      -----      -----
Income (loss) from continuing operations
  before income taxes .........................      3.6        1.0       (1.8)
                                                   -----      -----      -----
Income tax (expense) benefit ..................     (3.0)       0.4        0.1
                                                   -----      -----      -----
Income (loss) from continuing operations ......      0.6        1.4       (1.7)
                                                   -----      -----      -----
Loss from discontinued operations, ............     (2.1)        --         --
                                                   -----      -----      -----
Net income (loss) .............................     (1.5)%      1.4%      (1.7)%
                                                   =====      =====      =====
Pro Forma C Corporation Data:
Historical income (loss) from continuing
  Operations ..................................      3.6%       1.0%      (1.8)%
Pro forma (provision) benefit for income
  taxes attributable to continuing
  operations(2) ...............................     (1.5)      (0.7)       0.3
                                                   -----      -----      -----
Pro forma income (loss) from continuing
  operations(2) ...............................      2.1%       0.3%      (1.5)%
                                                   =====      =====      =====
----------
(1) Total operating expenses as a percentage of operating revenues, as presented in this table, is also referred to as operating ratio.

(2) Benefit (provision) for federal income taxes and net earnings (loss) as if we were a C corporation for tax purposes for all periods.

Comparison of 2003 to 2002

      Operating revenues. Operating revenues increased $18.3 million, or 4.9%, from $371.4 million for 2002 to $389.7 million for 2003. The increase in operating revenues was attributable to a 4.8% increase in revenue per working day from $1.47 million in 2002 to $1.54 million in 2003. The increase in revenue per working day was attributable primarily to a 9.1% increase in LTL revenue per hundredweight from $10.42 in 2002 to $11.37 in 2003 and to an increase in fuel surcharge revenue per working day. The overall increase in revenue per working day was partially offset by a 7.4% decrease in total tonnage per working day. As a result of our yield improvement efforts, we eliminated less profitable freight and, where possible, replaced it with more profitable loads. Total tonnage decreased 157,190 tons, or 7.4%, from 2,120,080 tons in 2002 to 1,962,890 tons in 2003. Our Midwest expansion contributed to our overall increase in revenues.

      Salaries, wages, and benefits. Salaries, wages, and benefits decreased $4.2 million, or 2.0%, from $208.8 million for 2002 to $204.6 million for 2003 due mainly to a $7.8 million curtailment gain relating to a reduction of our obligations under a benefit plan. Without this reduction, salaries, wages and benefits would have amounted to $212.4 million. The increase in salaries, wages, and benefits before, consideration of the curtailment gain, resulted primarily from an increase in compensation for most of our employees, rising medical costs, the costs of additional sales personnel, and the costs of additional employees and relocation expenses incurred in connection with our Midwest expansion. In addition to these factors, salaries, wages, and benefits expense for 2003 also included a $0.9 million increase to our workers' compensation reserves for claims that arose prior to 2003, compared with a $0.5 million increase to such reserves for prior period claims recorded in 2002. These factors partially offset a decrease in the total number of employees resulting from our management initiatives. As a percentage of operating revenues, salaries, wages, and benefits decreased from 56.2% for 2002, to 52.5% for 2003.

      Purchased transportation. Purchased transportation increased $6.8 million, or 13.6%, from $49.9 million for 2002 to $56.7 million for 2003. The increase in purchased transportation resulted primarily from our Midwest expansion. Because of the geographic breadth and lane characteristics of that particular expansion effort, we used third party contractors for a significant portion of our shipments. Our use of contractors in the Midwest decreased beginning in the third quarter of 2003. As a percentage of operating revenues, purchased transportation increased from 13.4% for 2002 to 14.5% for 2003.

      Operating and general supplies and expenses. Operating and general supplies and expenses increased $6.8 million, or 11.2%, from $60.7 million for 2002 to $67.5 million for 2003. The increase in operating and general supplies and expenses resulted primarily from an increase in the cost of fuel and vehicle repairs. As a percentage of operating revenues, operating and general supplies and expenses increased from 16.3% for 2002 to 17.3% for 2003, primarily because the average price per gallon of diesel fuel was 13.3% higher during 2003 as compared to 2002.

      Insurance and claims. Insurance and claims increased $1.6 million, or 11.4%, from $14.0 million for 2002 to $15.6 million for 2003. The increase in insurance and claims expense resulted primarily from an increase in the accrual of $1.9 million in estimated liabilities for claims that arose prior to 2003 ($1.8 million of which related to two accidents in 2002), compared with no increase in such reserves for prior period claims recorded in the 2002 period. As a percentage of operating revenues, insurance and claims increased from 3.8% for 2002 to 4.0% for 2003.

      Building and equipment rentals. Building and equipment rentals increased approximately $0.1 million, or 2.0%, from $5.0 million for 2002 to $5.1 million for 2003. The increase in building and equipment rentals resulted primarily from the addition of leased terminals in connection with our Midwest expansion. As a percentage of operating revenues, building and equipment rentals decreased slightly from 1.4% for 2002 to 1.3% for 2003.

      Depreciation and amortization. Depreciation and amortization expense decreased approximately $1.4 million, or 7.8%, from $18.0 million for 2002 to $16.6 million for 2003, mainly as a result of a change in the estimated useful lives and a $0.4 million gain on sale of our revenue equipment, which is an offset to depreciation. In January 2003, we increased useful lives of trailers from twelve to fifteen years and reduced salvage values from 5% to 0%. We also increased useful lives of line tractors from seven to ten years and reduced salvage values on pick-up and delivery and line tractors from 5% to 0%. These changes were made to reflect the fact that we are currently operating these tractors for longer periods of time than previously estimated by our past management. The changes reduced depreciation expense by approximately $0.6 million in 2003. As a percentage of operating revenues, depreciation and amortization decreased from 4.8% for 2002 to 4.3% for 2003.

      Operating ratio. As a result of the foregoing, our operating ratio improved from 95.9% for 2002 to 93.9% for 2003.

      Interest expense. Interest expense decreased $1.6 million, or 14.2%, from $11.3 million for 2002 to $9.7 million for 2003. As a percentage of operating revenues, interest expense decreased from 3.1% for 2002 to 2.5% for 2003. Our average debt balances decreased from $116.4 million in 2002 to $95.4 million in 2003 due in large part to our payment of approximately $48.5 million in December 2003 to reduce outstanding debt utilizing part of the net proceeds from our initial public offering, and our average non-related party interest rates decreased from 6.4% in the 2002 to 5.8% in 2003. 2002 includes $3.3 million and 2003 includes $0.5 million of non-cash interest expense attributable to a $3.3 million annual increase in payments under related party terminal leases effective February 20, 2003. These payments were increased to fair value, and we have recorded non-cash interest expense in all prior periods to reflect the difference between the fair value rental and the former rental amount. After February 20, 2003, the interest amounts reflect cash payments. The amounts are recorded as interest because the leases are reflected as a financing arrangement in our consolidated financial statements.

      As a result of the factors described above, income from continuing operations before income taxes was $3.8 million for 2002 and $14.0 million for 2003.

      As a result of the factors described above, pro forma income from continuing operations, assuming an effective tax rate of approximately 39% in each period, improved from $1.0 million for 2002 to $8.4 million for 2003.

      Our income taxes changed from a net tax benefit of $1.4 million for 2002 to a net tax expense of $(1.8) million for 2003 (excluding the $9.8 million expense for the establishment of federal deferred income taxes) primarily due to the reversal of a $1.8 million reserve for the contingent expense that could have resulted from any tax assessments related to our election of S corporation tax status in 1998. During the fiscal quarter ended June 15, 2002, we determined that this reserve was no longer necessary because the allowable period for a tax assessment had ended. Additionally, 2003 included federal income tax expense for the last two periods of the year.

Comparison of 2002 to 2001

      Operating revenues. Operating revenues decreased $24.3 million, or 6.1%, from $395.7 million for 2001 to $371.4 million for 2002. The operating revenues decrease was primarily attributable to an overall decrease in tonnage, partially offset by an improvement in LTL revenue per hundredweight. These results were generated by our yield management efforts in 2002, which were designed to eliminate less profitable freight and, where possible, replace it with more profitable loads. Total tonnage decreased 268,736 tons, or 11.2%, from 2,388,816 tons in 2001 to 2,120,080 tons in 2002. LTL revenue per hundredweight increased 3.6%, from $10.06 in 2001 to $10.42 in 2002.

      Salaries, wages, and benefits. Salaries, wages, and benefits decreased $23.9 million, or 10.3%, from $232.7 million for 2001 to $208.8 million for 2002, primarily because in 2002 we closed approximately 25% of our then-existing terminals and reduced headcount by approximately 21% in the administrative, management, dock, and driver workforce. The headcount reduction reduced both the salaries/wages component and the benefits component of this expense item. As a percentage of operating revenues, salaries, wages, and benefits decreased from 58.8% for 2001 to 56.2% for 2002.

      Purchased transportation. Purchased transportation increased $0.5 million, or 1.0%, from $49.4 million for 2001 to $49.9 million for 2002, primarily as the result of increased outsourcing of line-haul movements to third party carriers in an attempt to decrease the number of empty miles being driven. As a percentage of operating revenues, purchased transportation increased from 12.5% for 2001 to 13.4% for 2002.

      Operating and general supplies and expenses. Operating and general supplies and expenses decreased $7.8 million, or 11.4%, from $68.5 million for 2001 to $60.7 million for 2002. As a percentage of operating revenues, operating and general supplies and expenses decreased from 17.3% for 2001 period to 16.3% for 2002. The decrease in operating and general supplies and expenses resulted in part from a reduction in general and administrative expenses due to a smaller workforce in 2002. Bad debt expense also decreased from approximately $3.0 million in 2001 to $82,000 in 2002, due primarily to improved credit policies and collection experience in 2002 that led us to reduce our allowance for doubtful accounts by approximately $1.3 million at the end of that year. This reduction resulted in our recognition of $82,000 in bad debt expense for the year.

      Insurance and claims. Insurance and claims decreased $0.2 million, or 1.4%, from $14.2 million for 2001 to $14.0 million for 2002, due primarily to decreased miles traveled by our drivers and more favorable accident experience, partially offset by increased auto, general liability and cargo liability insurance premiums. As a percentage of operating revenues, insurance and claims increased slightly from 3.6% for 2001 to 3.8% for 2002, as a result of a decreased revenue base over which these costs were spread.

      Building and equipment rentals. Building and equipment rentals decreased $0.1 million, or 2.0%, from $5.1 million for 2001 to $5.0 million for 2002. As a percentage of operating revenues, building and office equipment rentals remained relatively constant at 1.3% and 1.4% for 2001 and 2002, respectively.

      Depreciation and amortization. Depreciation and amortization decreased $3.2 million, or 15.1%, from $21.2 million for 2001 to $18.0 million for 2002, primarily as a result of a change in the estimated useful lives of revenue equipment. In January 2002, we increased useful lives on trailers from seven years to twelve years and reduced salvage values from 10% to 5%. We also increased useful lives on pick-up and delivery tractors from seven to ten years and reduced salvage values on pick-up and delivery and line tractors from 10% to 5%. These changes were made to reflect the fact that we are currently operating these tractors and trailers for longer periods of time than previously estimated by our past management. The changes reduced depreciation expense by approximately $2.9 million in 2002. The effect of these actions on depreciation and amortization were partially offset, however, by a reduction of the useful lives of sleeper tractors from seven years to four years later in 2002. As a percentage of operating revenues, depreciation and amortization decreased from 5.4% for 2001 to 4.8% for 2002.

      Operating ratio. As a result of the foregoing, our operating ratio improved from 98.9% in 2001 to 95.9% in 2002.

      Interest expense. Interest expense decreased $0.2 million, or 1.7%, from $11.5 million for 2001 to $11.3 million for 2002. As a percentage of operating revenues, interest expense increased slightly from 2.9% for 2001 to 3.1% for 2002, as a result of a decreased revenue base over which these costs were spread. Although our average debt balances increased from $107.6 million for 2001 to $116.4 million for 2002, our average interest rates decreased from 7.2% in 2001, to 6.4% in 2002. Both periods included $3.3 million in non-cash interest expense attributable to the February 20, 2003, increase in payments under related party terminal leases accounted for as a financing arrangement.

      As a result of the factors described above, (loss) earnings from continuing operations before income taxes improved from $(7.0) million for 2001 to $3.8 million for 2002. Pro forma (loss) earnings, assuming an effective tax rate (excluding non-deductible interest expense of $3.3 million in each year) of approximately 30% and 39% in 2001 and 2002, respectively, improved from $(5.9) million for 2001 to $1.0 million for 2002.

Liquidity and Capital Resources

      Our business requires substantial, ongoing capital investments, particularly to replace revenue equipment such as tractors and trailers. In addition, our implementation of dynamic resource planning throughout our operations and our Northwest expansion are expected to involve additional expenses, such as the costs of added employees, relocation costs for existing employees and equipment, increased building and equipment rentals, and increased purchased transportation expense. Our primary sources of liquidity have been cash from operations, secured borrowings, and proceeds of our initial public offering. We believe these and other sources of liquidity will be sufficient to fund our operations at least through the end of 2004. Further, although we have not secured long-term financing, we believe, based on past experience with our lenders, that such financing will be available if needed to provide liquidity beyond 2004.

      Net cash provided by operating activities was approximately $19.3 million, $35.2 million and $29.1 million for the years ended December 31, 2003, 2002, and 2001, respectively. The decrease in net cash provided by operating activities from 2002 to 2003 resulted mainly from an $8.8 million reduction in trade accounts payable and a $4.7 million increase in our accounts receivable. The increase in net cash, provided by operating activities, in 2002 from 2001 resulted primarily from an increase in net income ($12.1 million) and trade accounts payable ($4.2 million) offset by increases in accounts receivable ($1.1 million), decreases in claims and insurance accruals ($3.8 million) and decreases in accrued expenses and other liabilities ($3.7 million). Our accounts receivable increased $4.4 million during 2002, and $3.3 million during 2001. The average age of our accounts receivable was 52.2 days for the year ended December 31, 2003, 46.9 days for the year ended December 31, 2002, and 44.9 days for the year ended December 31, 2001.

      Net cash used in investing activities was approximately $5.3 million, $8.8 million, and $16.5 million for the years ended December 31, 2003, 2002, and 2001, respectively. These expenditures were financed with long-term debt and cash flows from operations. Our capital expenditures were approximately $7.0 million in 2003, and $6.0 million in 2002 and $10.2 million in 2001. Our budget for capital expenditures, without giving effect to any offset from sales or trades of equipment, is approximately $38.0 million in 2004. We expect to increase our capital expenditures from 2003 to 2004 as part of a plan to replace a greater amount of revenue equipment and decrease the average age of our fleet. We expect our capital expenditures to consist primarily of the acquisition of new tractors and trailers. We expect to pay for the projected capital expenditures with a portion of the proceeds from our initial public offering, borrowings under our credit facilities, and cash flows from operations. Our capital expenditure budget excludes the effect of any acquisitions, including the acquisition of selected assets of EOFF for $10.0 million in March of 2004.

      Net cash provided by (used in) financing activities was approximately $20.1 million, $(19.2) million and $(12.6) million for the years ended December 31, 2003, 2002, and 2001, respectively. Funds provided by financing activities in 2003 arose mainly from the $77.6 million net proceeds from our initial public offering in December, 2003.

      At December 31, 2003, we had outstanding long-term obligations of approximately $49.5 million. The following chart reflects the outstanding amounts by category:

        Equipment notes payable ...................        $ 0.2 million
        Capital lease obligations .................         26.2 million
                                                           -------------
          Total long-term debt ....................         26.4 million
        Related party financing ...................         23.1 million
                                                           -------------
             Total ................................        $49.5 million
                                                           =============

      On April 30, 2002, we entered into a $40.0 million revolving accounts receivable securitization facility, that expires April 27, 2005, with Three Pillars Funding Corporation and a revolving credit facility with Suntrust Bank. Under the securitization facility, we can borrow up to $40.0 million, subject to eligible receivables. We pay commercial paper interest rates plus an applicable margin on amounts borrowed. Interest is generally payable monthly. The securitization facility includes certain restrictions and financial covenants. As of December 31, 2003, we had no borrowings outstanding under the securitization facility. Under the securitization facility, we pay a commitment fee equal to 0.2% per year of 102% of the facility limit minus the aggregate outstanding principal balance, as well as an administrative fee equal to 0.15% per annum of the uncommitted balance. At December 31, 2003, we had $33.3 million available under the securitization facility.

      Under our revolving facility, we can borrow up to $19.0 million, secured by approximately 240 of our tractors. The revolving facility accrues interest at either a variable base rate equal to the bank's prime lending rate or at a variable rate equal to LIBOR plus 175 basis points. Interest is payable in periods from one to three months at our option. We are subject to certain financial and nonfinancial covenants under this facility. We pay a commitment fee equal to 0.25% per annum on the daily unused revolving facility as well as a letter of credit fee equal to 1.75% per annum on the average daily amount of the letters of credit. The maturity date of the revolving facility is October 31, 2004.

      Substantially all of the amounts outstanding under our $19.0 million revolving credit facility are used to fund outstanding letters of credit. As of December 31, 2003, we had no borrowings and $14.4 million in letters of credit outstanding under that facility. The face amount of letters of credit we are required to post is expected to increase in the future because of our larger self-insured retentions. As of December 31, 2003, we had $4.6 million available for borrowing or additional letters of credit under the revolving facility. We believe this amount will be sufficient to address our letter of credit requirements at least through the end of 2004. However, to the extent that insurance requirements cause our letters of credit outstanding to rise above this level, our borrowing capacity under the revolving credit facility will be reduced and we may be required to draw upon other resources, such as our securitization facility, to address our liquidity needs.

      Our revolving credit facility contains certain financial covenants including covenants regarding minimum tangible net worth, EBITDA, and leverage ratio. We are required to maintain a lease-adjusted leverage ratio of no greater than 2.75 to 1.0. As of December 31, 2003, our leverage ratio was 1.75 to 1.0. We were in compliance with all financial covenants at December 31, 2003.

      We have entered into a number of note agreements with a third party to acquire equipment for use in our operations. The outstanding principal balance of these notes was $0.2 million at December 31, 2003. These notes have fixed interest rates ranging from 7.75% to 8.75% and mature at various dates through July 2006. In addition to the equipment notes, we borrowed $2.5 million on August 8, 2003, to purchase a freight terminal in San Fernando, California. This note had a variable rate equal to LIBOR plus 200 basis points and matured on August 8, 2006. The note was repaid in December 2003.

      In 1998, we entered into an agreement with Southwest Premier Properties L.L.C., for the sale and leaseback of the land, structures, and improvements of 36 terminal properties and one additional property in Waco, Texas. The sale price for the properties was approximately $27.8 million in 1998. For financial accounting purposes, the lease for these properties is accounted for in our consolidated financial statements as a financing arrangement. Consequently, the related land, structures, and improvements remain on our consolidated balance sheet. The annual lease payments are reflected as a cost of the financing and recorded as interest expense. In February 2003, the lease covering these properties was extended to February 2013, with further options through 2023. In addition, the annual rental amount on active terminal properties was adjusted to reflect agreed market values. The annual rental amount was increased from $2.9 million to $6.3 million. We have recognized approximately $3.3 million annually in non-cash interest expense in all periods prior to February 2003 in the accompanying financial statements to reflect the rental of the affected properties at the increased values. The rent will be adjusted upward after five years to reflect any increase in interest rates between February 2003 and February 2008. The following table summarizes our significant contractual obligations and commercial commitments as of December 31, 2003.


                                               Payments Due by Period (in thousands)
                                      ---------------------------------------------------
                                              Less than                           After 5
                                       Total    1 Year    1-3 Years   4-5 Years    Years
                                      -------   -------   ---------   -------     -------
Contractual obligations
Long-term debt ....................   $   169   $    99    $    70         --          --
Capital lease obligations .........    26,194     6,275     13,583     $6,194     $   142
Related party real estate
  financing .......................    23,154        --         --                 23,154
Operating lease obligations .......    20,463     4,473      6,665      4,883       4,442
                                      -------   -------    -------    -------     -------
  Total ...........................   $69,980   $10,847    $20,318    $11,097     $27,738
                                      =======   =======    =======    =======     =======



                                           Amount of Commitment Expiration per Period
                                                        (in thousands)
                                      ---------------------------------------------------
                                              Less than                           After 5
                                       Total    1 Year    1-3 Years   4-5 Years    Years
                                      -------   -------   ---------   -------     -------
Other commercial commitments
Standby letters of credit..........   $14,406   $14,406     --        --           --

      From time to time we experience a working capital deficit. This is common to many trucking companies that expand by financing revenue equipment purchases. When we finance revenue equipment through borrowing, a portion of the indebtedness is categorized as a current liability, although the revenue equipment is classified as a long-term asset. Consequently, each purchase of financed revenue equipment decreases working capital. We had a working capital surplus (deficit) of $53.5 million at December 31, 2003, $4.2 million at December 31, 2002, $(4.9) million at December 31, 2001. We believe our working capital deficits have had little impact on our liquidity.

Off-Balance Sheet Arrangements

      Certain of our terminals and revenue equipment are financed off-balance sheet through operating leases. As of December 31, 2003, 44 of our terminals, including eight owned by related parties, were subject to operating leases. Our contractual obligations under our operating leases are summarized in the table above. Because our growth strategy involves expanding into additional regions initially through the operation of leased terminals, we expect that the size of these off-balance sheet obligations will increase as we continue our Midwest expansion and implement our Northwest expansion in the first quarter of 2004. We expect to continue our Northwest expansion by initiating service to Colorado and Utah in the 2004 second quarter.

Quarterly Results of Operations

      The following table presents our unaudited operating results for the eight quarters ended December 31, 2003. In our opinion, all necessary adjustments (consisting only of normal recurring adjustments) have been included in the amounts stated below to present fairly the quarterly results when read in conjunction with our consolidated financial statements and notes, which are included elsewhere in this Annual Report. Results of operations for any particular quarter are not necessarily indicative of results of operations for a full year or for future periods. For 2002, our fiscal year is divided into 13 four-week periods. The first three quarters consist of three periods each, and the fourth quarter consists of four periods. Commencing January 1, 2003, our fiscal year consists of four quarters, each with 13 weeks.


                                                                         Quarter Ended
                                  -----------------------------------------------------------------------------------------
                                  Mar. 23,  June 15,   Sept. 7,   Dec. 31,    Apr. 5,     July 5,     Oct. 4      Dec. 31,
                                   2002(2)  2002(3)      2002       2002    2003(4)(7)  2003(5)(7)  2003(6)(7)  2003 (7)(8)
                                   -------  -------      ----       ----    ----------  ----------  ----------  -----------
                                                                   (unaudited)
                                                      (in thousands, except per share data)
Operating revenues ...........   $83,099    $86,927    $86,361    $115,058    $98,802    $100,150    $101,209    $ 89,535
Operating income (loss) ......      (501)     3,949      4,477       7,180      5,989       1,245      10,852       5,620
(Loss) income from
  continuing
  operations .................    (2,907)     2,659      1,997       3,493      3,314      (1,305)      8,037      (7,610)
Income (loss) from
  discontinued
  operations (8) .............        --        982       (201)       (781)        --          --          --      (8,341)
Net (loss)
  Income(1) ..................    (2,907)     3,641      1,796       2,712      3,314      (1,305)      8,037     (15,951)
Pro forma data:(1)
  Pro forma income tax benefit
    (expense) ................       886     (1,082)    (1,056)     (1,529)    (1,560)        531      (3,259)     (1,378)
  Pro forma net
    (loss) income ............    (2,152)       927        883       1,391      1,940        (831)      5,098      (6,185)
  Pro forma net (loss) income
    per share:
    Basic ....................   $ (0.20)   $  0.09    $  0.08    $   0.13    $  0.18    $  (0.08)   $   0.47    $  (0.51)
                                 -------    -------    -------    --------    -------    --------    --------    --------
    Diluted ..................   $ (0.20)   $  0.08    $  0.08    $   0.11    $  0.16    $  (0.08)   $   0.43    $  (0.47)
                                 =======    =======    =======    ========    =======    ========    ========    ========

(1) Prior to November 1, 2003, we maintained S corporation status under which federal income tax attributes flowed directly to stockholders. Accordingly, income tax expenses recorded by us reflect state income taxes. Pro forma net (loss) income has been adjusted to reflect the application of federal income taxes. On November 1, 2003 we elected C corporation status for federal income taxes and recorded $9.8 million of federal deferred taxes upon conversion.

(2) In the first quarter of 2002, we recorded restructuring expenses of approximately $725,000, which represents the costs to close 21 terminals.

(3) In the second quarter of 2002, we reversed approximately $1.8 million of tax reserves related to the sale of certain property in 1998. This amount was reversed because the allowable period for a tax assessment had ended, and the reserve for the related expense was no longer required.

(4) In the first quarter of 2003, we recorded a $2.5 million gain as a result of amendments made to a benefit plan.

(5) In the second quarter of 2003, we recorded a $3.8 million increase in our claims accrual related to accident, workers' compensation, and other claims (including $1.8 million related to two accidents that occurred in 2002) in which the underlying events occurred prior to 2003.

(6) In the third quarter of 2003, we recorded a $5.3 million gain as a result of further amendments made to the benefit plan referenced above.

(7) In 2003, we recorded reduced depreciation expense as a result of additional changes in useful lives and salvage values of trailers and line tractors of $145,000 in each of the quarters. These changes in useful lives and salvage values were made based on our historical experience.

(8) On November 1, 2003 we elected C corporation status for federal income taxes. In the fourth quarter, we recognized a loss from discontinued operations of $8.3 million which along with the $9.8 million income tax expense from converting to C corporation status was primarily responsible for the $7.6 million loss from continuing operations for the quarter.

Critical Accounting Policies

      We believe that the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financials statements.

      Revenue Recognition. Operating revenue is recognized upon delivery of the related freight, as is fuel surcharge revenue. In 2003, approximately 11.1% of our revenue was derived from interline shipments. Most of this revenue was with carriers with which we maintain transportation alliances. We do not recognize revenue (or the associated expenses) that relates to the portion of the shipment transported by our alliance partners.

      Insurance and Claims Accruals. We record insurance and claims accruals based upon our estimate of the ultimate total cost of claims, not covered by insurance, for bodily injury and property damage, cargo loss and damage, physical damage to our equipment, workers' compensation, long-term disability, and group health, and post-retirement health benefits. Our estimates are based on our evaluation of the nature and severity of the claims and our past claims experience. We include an estimate for incurred but not reported claims. The estimated costs for bodily injury and property damage, cargo loss and damage, and physical damage to our equipment are charged to insurance and claims. The other estimated costs are charged to employee benefits expense.

      While we believe that our insurance and claims accruals are adequate, such estimates may be more or less than the amount ultimately paid when our claims are settled. The estimates are continually reviewed and any changes are reflected in current operations.

      From June 28, 2000 to June 28, 2001, our self-insured retention for bodily injury and property damage, cargo loss and damage, and physical damage to our equipment was an aggregate $500 thousand per occurrence. Effective June 28, 2001, we increased our self-insured retention to $1.0 million per occurrence and on October 28, 2003 reduced our self-insured retention to $750 thousand per occurrence.

      Our self-insured retention for workers' compensation has been $1.0 million per occurrence since October 28, 2002. We also self-insure for all health claims up to $300,000 per occurrence. We expect our claims reserves to increase in future periods as a result of our higher self-insured retention.

      In the year ended December 31, 2003, we recorded an approximately $2.8 million increase in our claims accruals related to underlying events that occurred prior to 2003.

      In October 2002, we were forced to seek replacement excess insurance coverage after our insurance agent failed to produce proof of insurance on policies for which we had obtained binders as of July 15, 2002. We are not aware of any claims during the period between July and October 2002 that are expected to exceed the self-insured retention level we had at the time. For any claims arising during such period, that would exceed that level, we intend to pursue our legal rights against the insurance agent and its errors and omissions policy but we cannot assure you that such coverage will be available, in which case our financial results could be materially and adversely affected.

      Allowance for Doubtful Accounts and Revenue Adjustments. We maintain allowances for doubtful accounts and revenue adjustments. Such allowances represent our estimate of accounts that will not ultimately be collected and correspondingly adjust our operating revenues to reflect the estimates of noncollectible accounts. Estimates used in determining this allowance are based on our historical collection experience, current trends, credit policy, and a percentage of our accounts receivable by aging category. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Inflation

      Most of our expenses are affected by inflation, which generally results in increased operating costs. In response to fluctuations in the cost of petroleum products, particularly diesel fuel, we have implemented a fuel surcharge in our tariffs and contractual agreements. The fuel surcharge is designed to offset the cost of fuel above a base price and increases as fuel prices escalate over the base. We do not expect the net effect of inflation on our results of operations to be different from the effect on LTL carriers generally.

Seasonality

      We experience some seasonal fluctuations in freight volume. Historically, our shipments decrease during winter months and our operating expenses have been higher in the winter months due to decreased fuel efficiency and increased maintenance costs for our tractors and trailers in colder weather. Our southern operating region has lessened the seasonal impact of colder weather to some extent. Our expansion into the Midwest and planned expansion into the Northwest may increase our exposure to seasonal fluctuations in operating expenses.

Recent Accounting Pronouncements

      In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity , which requires that certain financial instruments be presented as liabilities that were previously presented as equity or as temporary equity. Such instruments include mandatory redeemable preferred and common stock, and certain options and warrants. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and is generally effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have any impact on the Company's consolidated financial statements.

      In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34. This interpretation addresses the disclosures to be made by a guarantor and requires a guarantor to recognize a liability for the fair value of a guarantee. In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. The Company does not believe that these pronouncements will have a significant impact on its consolidated financial statements.

Factors That May Affect Future Results

      Our future results may be affected by a number of factors over which we have little or no control. Fuel prices, insurance and claims costs, liability claims, regulatory requirements that may increase costs or decrease efficiency, including revised hours-of-service requirements for drivers, the availability of qualified drivers, interest rates, fluctuations in the resale value of revenue equipment, economic and customer business cycles, and shipping demands are factors over which we have little or no control. Significant increases or rapid fluctuations in fuel prices, interest rates, or insurance costs or liability claims, and increases in costs of compliance with, or decreases in efficiency resulting from, regulatory requirements, to the extent not offset by fuel surcharges and increases in freight rates, as well as downward changes in the resale value of revenue equipment, could reduce our profitability. Weakness in the general economy, including a weakness in consumer demand for goods and services, could adversely affect our customers and our growth and revenues, if customers reduce their demand for transportation services. Weakness in customer demand for our services or in the general rate environment may also restrain our ability to increase rates or obtain fuel surcharges. It is also not possible to predict the effects of terrorist attacks and subsequent events on the economy or on customer confidence in the United States, or the impact, if any, on our future results of operations.

      We operate in a highly competitive and fragmented industry and our business will suffer if we are unable to adequately address potential downward pricing pressures and other factors that may adversely affect our operations and profitability.

      Numerous competitive factors could impair our ability to maintain and improve our profitability. These factors include the following:

            o We compete with many other transportation service providers of varying sizes, some of which have more equipment, a broader coverage network, a wider range of services, and greater capital resources than we do or have other competitive advantages.

            o Some of our competitors periodically reduce their prices to gain business, especially during times of reduced growth rates in the economy, which may limit our ability to maintain or increase prices or maintain significant growth in our business.

            o Some of our competitors have begun offering customers a money back guarantee if certain shipments are delivered late, and we have not yet evaluated the effect of such product offerings on the marketplace or the possible effects on our financial condition.

            o Many customers reduce the number of carriers they use by selecting so-called "core carriers" as approved transportation service providers, and in some instances we may not be selected.

            o Many customers periodically accept bids from multiple carriers for their shipping needs, and this process may depress prices or result in the loss of some business to competitors.

            o The trend towards consolidation in the ground transportation industry may create other large carriers with greater financial resources than us and other competitive advantages relating to their size.

            o Advances in technology require increased investments to remain competitive, and our customers may not be willing to accept higher prices to cover the cost of these investments.

            o Competition from non-asset-based logistics and freight brokerage companies may adversely affect our customer relationships and prices.

            o Competitors that, in the past, have used us to deliver interline shipments for them in our regions may not continue to do so, which would reduce our revenue.

      We have a limited operating history as an independent company and experienced a net loss during 2001.

      We began our operations on June 30, 1997, after acquiring the name "Central Freight Lines" and substantially all of the operating assets of the Southwestern Division of Viking Freight System. In 2001, we experienced a loss from continuing operations of $6.9 million. In 2002 and 2003, we assembled a new senior management team and in 2003 recorded $2.4 million of income from continuing operations. Thus, our operating history is brief and provides a limited basis for evaluating our performance. If we are unable to sustain or improve our level of profitability, the value of stockholders' investments may suffer.

      Our business is subject to general economic and business factors over which we have little or no control.

      Our business is affected by a number of factors that may have a materially adverse effect on the results of our operations, many of which are beyond our control. These factors include:

            o     Significant increases or rapid fluctuations in fuel prices.

            o     Excess capacity in the trucking industry.

            o     Decline in the resale value of used equipment.

            o     Fluctuations in interest rates.

            o     Rising healthcare costs.

            o     Higher fuel taxes and license and registration fees.

            o     Increases in insurance costs or liability claims.

            o     Difficulty in attracting and retaining qualified drivers.

      We also are affected by recessionary economic cycles and downturns in customers' business cycles, particularly in market segments and industries, such as retail, where we have a significant concentration of customers. Economic conditions may adversely affect our customers and their ability to pay for our services. Customers encountering adverse economic conditions represent a greater potential for loss and we may be required to increase our allowance for doubtful accounts. A significant amount of our freight is concentrated in Texas and California. Accordingly, we also are directly impacted by economic conditions in and affecting Texas and California over which we have no control.

      If we are unable to successfully execute our internal growth strategy, our business and future results of operations may suffer.

      Our strategy is to grow our business by increasing service offerings in our current markets and by expanding into additional geographic markets. In December 2002, we expanded our LTL service in a seven-state region in the Midwest. In March 2004, we expanded our business further to serve a three-state region in the Northwest, and we announced our intention to expand our Northwest region into Colorado and Utah in the second quarter of 2004. We cannot assure you that our Midwest expansion or Northwest expansion will be successful. Further, in connection with our growth strategy generally, we may need to purchase additional equipment, add new terminals, hire additional personnel, and increase our marketing efforts. Our growth strategy exposes us to a number of risks, including the following:

            o Geographic expansion will require start-up costs, may require lower rates to generate initial business, and may disrupt existing transportation alliances with carriers in those regions.

            o Rapid growth may strain our management, capital resources, and computer and other systems.

            o Hiring many new employees will increase training costs and may result in temporary inefficiencies as the new employees learn their jobs.

            o If demand for our services weakens, we may be forced to reduce our rates.

            o We cannot assure you that we will overcome the risks associated with the growth of our company. In addition, if our operating results and borrowings under our credit facilities are not sufficient to provide us with the resources needed to implement our internal growth strategy, we may be forced to reduce or delay expansions and/or capital expenditures which could cause our results of operations to suffer.

      We may not be able to successfully execute our acquisition strategy, which could cause our business and future growth prospects to suffer.

      One component of our growth strategy is to pursue acquisitions of regional LTL carriers and other transportation companies that meet our acquisition criteria. However, suitable acquisition candidates may not be available on terms and conditions we find acceptable. In pursuing acquisitions, we compete with other companies, many of which have greater financial and other resources than we do. If we are unable to secure sufficient funding for potential acquisitions, we may not be able to complete strategic acquisitions that we otherwise find desirable. Further, if we succeed in consummating acquisitions (including our recent acquisition of selected assets of EOFF as described in "Recent Developments"), our business, financial condition, and results of operations may be negatively affected because:

            o Some of the acquired businesses may not achieve anticipated revenues, earnings, or cash flows.

            o We may assume liabilities that were not disclosed to us or exceed our estimates.

            o We may be unable to integrate acquired businesses successfully and realize anticipated economic, operational, and other benefits in a timely manner, which could result in substantial costs and delays or other operational, technical, or financial problems.

            o Acquisitions could disrupt our ongoing business, distract our management, and divert our resources.

            o We may experience difficulties in operating in markets in which we have had no or only limited direct experience.

            o There is the potential for loss of customers, key employees, and drivers of the acquired company.

            o We may finance future acquisitions by issuing common stock for some or all of the purchase price, which could dilute the ownership interests of our stockholders.

            o     We may incur additional debt related to future acquisitions.

      Implementation of our dynamic resource planning process and our expansion efforts involve costs, and we cannot assure you that these costs will yield improved operating results in the future.

      Our implementation of dynamic resource planning throughout our operations, our Midwest expansion, and our recent Northwest expansion all involve significant additional expenses, such as the costs of added employees, relocation costs for existing employees, increased building and equipment rentals, and increased purchased transportation expense. We cannot assure you that our restructuring and expansion efforts will be successful. Thus, we cannot assure you that these costs will result in improvements to our profitability.

      We have significant ongoing capital requirements that could adversely affect our profitability if we are unable to generate sufficient cash from operations.

      The LTL industry is capital intensive. Historically, we have depended on cash from operations, proceeds from our accounts receivable securitization, borrowing from banks and finance companies, and leases to expand the size of our terminal network and maintain and expand our fleet of revenue equipment. We are projecting increased expenditures compared to recent historical levels for tractors and trailers in 2004, primarily due to the need to upgrade older equipment in the fleet and increased costs of new tractors following the October 2002 implementation of new emissions control regulations. Our budget for capital expenditures, without giving effect to any offsets from sales or trades of equipment, is approximately $38.0 million for 2004. If we are unable to generate sufficient cash from operations and obtain financing on favorable terms in the future, we may have to limit our growth, enter into less favorable financing arrangements, or operate our revenue equipment for longer periods, any of which could have a materially adverse effect on our profitability.

      If we are unable to retain our key employees, our business, financial condition, and results of operations could be harmed.

      We are highly dependent upon the services of the following key employees:
Robert V. Fasso, our Chief Executive Officer and President; Jeffrey A. Hale, our Senior Vice President and Chief Financial Officer; and Doak Slay, our Senior Vice President-Sales and Marketing. The loss of any of their services could have a materially adverse effect on our operations and future profitability. We must continue to develop and retain a core group of managers if we are to realize our goal of expanding our operations and continuing our growth. We cannot assure you that we will be able to do so.

      Our ability to compete would be substantially impaired if our employees were to unionize.

      None of our employees are represented under a collective bargaining agreement by a labor union. In 2001, the International Brotherhood of Teamsters filed a petition with the National Labor Relations Board seeking an election among the employees at our Dallas, Texas facility. Our employees voted not to form a union when that election was conducted in April 2002. In October 2002, after we requested an election, the Teamsters withdrew from representing our employees in Las Vegas, our only remaining facility where employees had at one time requested union representation. While we believe our current relationship with our employees is good, we cannot assure you that further unionization efforts will not occur in the future. Our non-union status is a critical factor in our ability to compete. If our employees vote to join a union and we sign a collective bargaining agreement, the results probably would be adverse for several reasons:

            o Some shippers have indicated that they intend to limit their use of unionized trucking companies because of the threat of strikes and other work stoppages. A loss of customers would impair our revenue base.

            o Restrictive work rules could hamper our efforts to improve and sustain operating efficiency, for example by inhibiting our ability to implement dynamic resource planning within our workplace.

            o A strike or work stoppage would hurt our profitability and could damage customer and other relationships.

            o An election and bargaining process would distract management's time and attention and impose significant expenses.

These results, and unionization of our workforce generally, could have a materially adverse effect on our business, financial position, and results of operations.

      Ongoing insurance and claims expenses could significantly reduce our earnings.

      Our future insurance and claims expenses might exceed historical levels, which could reduce our earnings. We currently carry $30.0 million of insurance coverage, with a self-insured retention of $1.0 million per occurrence for claims resulting from cargo theft or loss, personal injury, property damage, and physical damage to our equipment. We also self-insure for workers' compensation up to $1.0 million per occurrence, and for all health claims up to $300 thousand. Insurance carriers have raised premiums for most trucking companies, and the premiums for the policy we purchased in October 2002 contained a significant increase over the cost of our prior policy. Additional increases could further increase our insurance and claims expense as current coverages expire or cause us to raise our self-insured retention. If the number or severity of claims for which we are self-insured increases, we suffer adverse development in claims compared with our reserves, or any claim exceeds the limits of our insurance coverage, our financial results could be materially and adversely affected.

      Our large self-insured retentions require us to make estimates of ultimate loss amounts and accrue such estimates as expenses. Changes in estimates may materially and adversely affect our financial results. In 2003, we recorded an aggregate of $2.8 million in increases to our reserves for accident, workers' compensation, and other liabilities arising in prior periods. Such accrual included $1.8 million for two accidents that occurred in 2002. This compared to an accrual of $0.5 million in additional expense in 2002, relating to claims that arose in prior periods. The large accrual in 2003 caused our financial results to suffer. We may be required to accrue such additional expenses in the future.

      In October 2002, we were forced to seek replacement excess insurance coverage after our insurance agent failed to produce proof of insurance on policies for which we had obtained binders as of July 15, 2002. We are not aware of any claims during the period between July and October 2002 that are expected to exceed the self-insured retention level we had at the time. For any claims arising during such period that exceed that level, we intend to pursue our legal rights against the insurance agent and its errors and omissions policy but we cannot assure you that such coverage will be available, in which case our financial results could be materially and adversely affected.

      Ongoing insurance requirements could constrain our borrowing capacity.

      Our ability to incur additional indebtedness could be adversely affected by an increase in requirements that we post letters of credit in support of our insurance policies. We have a $19.0 million credit agreement which expires on October 31, 2004, substantially all of which is used to fund outstanding letters of credit with insurance companies. As of December 31, 2003, no borrowings and $14.4 million in letters of credit were outstanding, and available borrowings were $4.6 million. The face amount of letters of credit we are required to post is expected to increase in the future because of our larger self-insured retention. Increases in letters of credit outstanding will reduce our borrowing capacity under the credit agreement, thereby adversely affecting our liquidity.

      Difficulty in attracting qualified drivers could adversely affect our profitability and ability to grow.

      Periodically, the trucking industry experiences substantial difficulty in attracting and retaining qualified drivers, including independent contractors. If we are unable to attract drivers and contract with independent contractors, we could be required to adjust our compensation package, let trucks sit idle, or operate with fewer independent contractors and face difficulty meeting shipper demands, all of which could adversely affect our growth and profitability.

      Fluctuations in the price or availability of fuel and our ability to collect fuel surcharges may affect our costs of operation.

      We require large amounts of diesel fuel to operate our tractors. Diesel fuel prices fluctuate greatly due to economic, political, and other factors beyond our control. For example, diesel fuel prices recently reached historically high levels ($1.54 average price per gallon in the first two months of 2004), with our cost averaging $1.45 per gallon for 2003, compared with $1.28 per gallon for 2002. To address fluctuations in fuel prices, we seek to impose fuel surcharges on our accounts. These arrangements will not fully protect us from fuel price increases. In addition, any shortage or interruption in the supply of fuel would negatively affect us. Accordingly, fluctuations in fuel prices, or a shortage of diesel fuel, could materially and adversely affect our results of operations. We base our fuel surcharge rates on the weekly national average price of diesel fuel. Because our operations are concentrated in the southwestern United States, there is some risk that the national average will not fully reflect regional fuel prices, particularly in California. Historically, we have not engaged in hedging transactions to protect us from fluctuations in fuel prices.

      We rely on transportation alliances with other LTL operators, and a breakdown of these alliances could adversely affect our revenues.

      In our regional LTL operations, we primarily pick up and deliver freight within our own operating regions. Freight originating outside our territory for delivery inside our territory is brought to us by several other trucking companies with which we have formed transportation alliances. In return, we deliver to them freight that originates in our territory for delivery in their territories. In 2003, transportation alliances generated approximately 11.1% of our revenue. These alliances subject us to certain risks, including:

            o Expanding our own operations into an alliance company's territory may cause that company to stop using our alliance.

            o We may not control the customer relationship on freight moving into our territory.

            o Our alliance companies can end their relationships with us at any time and could choose to form an alliance with one of our competitors in our territory.

            o The reduction or termination of our alliances could negatively impact our business and results of operations.

      Our Chairman, Jerry Moyes, his family, and trusts for the benefit of his family own approximately 32.4% of our stock and have substantial control over us.

      Jerry Moyes and trusts for the benefit of his family beneficially own approximately 32.4% of our outstanding common stock.. In addition, Mr. Moyes' brother and sister-in-law, Ronald and Krista Moyes, beneficially own approximately 4.2% of our outstanding common stock. Mr. Jerry Moyes, his family, and certain trusts for the benefit of his family are able to influence decisions requiring stockholder approval, including election of our board of directors, our management and policies, the adoption or extension of anti-takeover provisions, mergers, and other business combinations. This concentration of ownership may allow Mr. Jerry Moyes to prevent or delay a change of control of our company or an amendment to our certificate of incorporation or our bylaws. In matters requiring stockholder approval, Mr. Jerry Moyes' interests may differ from the interests of other holders of our common stock and he may take actions affecting us with which you may disagree.

      We engage in transactions with other businesses controlled by our officers and directors, and the interests of our officers and directors could conflict with the interests of our other stockholders.

      We engage in multiple transactions with related parties. These transactions include the lease of 27 active terminals, nine dormant terminals, and a salvage facility from Southwest Premier Properties, L.L.C., which is owned by some of our existing stockholders, including Jerry Moyes, our Chairman of the Board, Robert V. Fasso, our Chief Executive Officer and Patrick J. Curry, our former Executive Vice President. These related party transactions also include the lease of two active terminals and one dormant terminal from Jerry Moyes, the lease of two terminals from Swift Transportation, the lease of independent contractor drivers and their tractors from Interstate Equipment Leasing, Inc., and freight transportation transactions with Swift Transportation and Central Refrigerated, companies for which Jerry Moyes serves as Chairman. As a result, our directors and executive officers may have interests that conflict with yours. Although we have adopted a policy requiring that all future transactions with affiliated parties be approved by our audit committee or another committee of disinterested directors, we cannot assure you that the policy will be successful in eliminating conflicts of interests.

      The loss of one or more of our five largest customers could significantly and adversely affect our cash flow, market share, and profits.

      In 2003, our largest customer, Dell Computer, accounted for approximately 7.1% of our total revenues, and our five largest customers accounted for approximately 17.5% of our total revenues. Our largest customers are under no firm obligation to ship with us and the contracts are generally terminable upon 30 or 60 days' notice. In addition, we have significant exposure to the retail sector and to the economies in Texas and California. If we lose one or more of our large customers, or if there is a decline in the amount of services those customers purchase from us, our cash flow, market share, and profits could be adversely affected.

      Our results of operations may be affected by seasonal factors and harsh weather conditions.

      Our operations are subject to seasonal trends common in the trucking industry, particularly as customers tend to reduce shipments after the winter holiday. Harsh weather can also adversely affect our performance by reducing demand, impeding our ability to transport freight, and increasing operating expenses.

      Our industry is subject to numerous laws and regulations, exposing us to potential claims and compliance costs that could adversely affect our business.

      The U.S. Department of Transportation ("DOT") and various state agencies exercise broad powers over our business, generally governing such activities as authorization to engage in motor carrier operations, operations, safety, and financial reporting. We also may become subject to new or more restrictive regulations relating to fuel emissions, ergonomics, or limits on vehicle weight and size. For example, new emissions control regulations became effective in October 2002. The new regulations decrease the amount of emissions that can be released by truck engines and apply to tractors produced after the effective date of the regulations. Compliance with such regulations will increase the cost of our tractors and could substantially impair equipment productivity, lower fuel mileage, and increase our operating expenses. Additional changes in the laws and regulations governing our industry could affect the economics of the industry by requiring changes in operating practices or by influencing the demand for, and the costs of providing, services to shippers.

      From time to time, various legislative proposals are introduced, including proposals to increase federal, state, or local taxes, including taxes on motor fuels. We cannot predict whether, or in what form, any increase in such taxes applicable to us will be enacted. Increased taxes could adversely affect our profitability.

      In the aftermath of the September 11, 2001, terrorist attacks on the United States, federal, state, and municipal authorities have implemented and are continuing to implement various security measures, including checkpoints and travel restrictions on large trucks. If new security measures disrupt or impede the timing of our deliveries, we may fail to meet the needs of our customers or may incur increased expenses to do so. These security measures could have a materially adverse effect on our operating results.

      The DOT adopted revised hours-of-service regulations that could reduce the amount of allowable driving time. The increased costs of compliance with, or liability for violation of, these regulations could have a materially adverse effect on our business.

      On April 28, 2003, the DOT adopted revised hours-of-service regulations. Although the regulations have been adopted, carriers are not required to comply with them until January 4, 2004. This change could reduce the amount of time that drivers are allowed to spend driving if those drivers are called upon to assist shippers in non-driving activities, such as loading, unloading, and waiting. We believe the new rules will have greater impact on truckload carriers and long-haul national LTL carriers than on regional LTL carriers such as us. However, we have not fully analyzed all possible consequences of the new rules, and some consequences may not be apparent until we operate under the new rules for some time. We do not expect the new rules to materially affect our pick-up and delivery operations, but some effect is possible. Our linehaul operations between terminals could be affected if either our own drivers or the drivers of third parties with whom we contract are unable to maintain the schedules we desire. In such event, we could be forced to alter our processes or our pick-up and delivery schedules for customers, either of which could impose additional costs or change our service standards and cause customers to seek alternative service. If these changes increase our costs and we cannot pass the additional costs through to shippers, or if we lose business because of changes in service levels, our operating results could be materially and adversely affected. Our company drivers and independent contractors also must comply with the safety and fitness regulations promulgated by the DOT, including those relating to drug and alcohol testing. Additional changes in the laws and regulations governing our industry could affect the economics of the industry by requiring changes in operating practices or by influencing the demand for, and the costs of providing, services to shippers.

      Our operations are subject to various environmental laws and regulations, the violation of which could result in substantial fines or penalties.

We are subject to various environmental laws and regulations dealing with the hauling and handling of hazardous materials, fuel storage tanks, air emissions from our vehicles and facilities, and discharge and retention of stormwater. We operate in industrial areas, where truck terminals and other industrial activities are located, and where groundwater or other forms of environmental contamination have occurred. Our operations involve the risks of fuel spillage or seepage, environmental damage, and hazardous waste disposal, among others. We also maintain bulk fuel storage tanks and fueling islands at nineteen of our facilities. A small percentage of our freight consists of low-grade hazardous substances, such as paint, which subjects us to a wide array of regulations. If we are involved in a spill or other accident involving hazardous substances, if there are releases of hazardous substances we transport, or if we are found to be in violation of applicable laws or regulations, we could be subject to liabilities that could have a materially adverse effect on our business and operating results. If we should fail to comply with applicable environmental regulations, we could be subject to substantial fines or penalties and to civil and criminal liability.

Item 7a.     Quantitative and Qualitative Disclosures About Market Risk

     We are exposed to a variety of market risks, most importantly the effects of the price and availability of diesel fuel and changes in interest rates. To address the risk of high fuel prices, we maintain a fuel surcharge program. Fuel surcharge programs are well established in the industry and are broadly accepted by our customers. We believe our fuel surcharge program is effective at mitigating the risk of high fuel prices. Accordingly, we have not engaged in any fuel price hedging activities. Because fuel surcharges are based on the weekly national average price of diesel fuel and our operations are concentrated in the Southwest, there is some risk that the national average will not fully reflect regional fuel prices, particularly in California. We are highly dependent on adequate supplies of diesel fuel. If our supply were interrupted, for example as a result of war or hostile action against the United States or in fuel producing regions, we would be exposed to significant risks.

     Our market risk is also affected by changes in interest rates. Historically, we have used a combination of fixed rate and variable rate obligations to manage our interest rate exposure. Fixed rate obligations expose us to the risk that interest rates might fall. Variable rate obligations expose us to the risk that interest rates might rise. We did not have any interest rate swaps at December 31, 2003, although we may enter into such swaps in the future if we deem appropriate.

     Our variable rate obligations consist of our revolving line of credit and our accounts receivable securitization facility. Our revolving line of credit, provided there has been no default, carries a variable interest rate based on either the prime rate or LIBOR. Our securitization facility carries a variable interest rate based on the commercial paper rate. Assuming borrowings equal to the $33.3 million available on the securitization facility at December 31, 2003, a one percentage point increase in commercial paper rates would increase our annual interest expense by $333,000.

Item 8. Financial Statements and Supplementary Data

      Our audited consolidated balance sheets, statements of operations, cash flows, stockholders' equity and notes related thereto, are contained at Pages F-1 to F-24 of this report.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

      None.

Item 9a. Controls and Procedures

      As required by Rule 13a-15 under the Exchange Act, the Company has carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report. During the Company's fourth fiscal quarter, there were no changes in the Company's internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, the Company's internal control over financial reporting.

      Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the Company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer as appropriate, to allow timely decisions regarding disclosures.

      The Company has confidence in its internal controls and procedures. Nevertheless, the Company's management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors or intentional fraud. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of such internal controls are met. Further, the design of an internal control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all internal control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Part III.

Item 10. Directors and Executive Officers of the Registrant

     We incorporate by reference the information contained under the headings "Proposal One - Election of Directors," "Corporate Governance - Board of Directors," "Corporate Governance - Committees of the Board of Directors - Audit Committee," "Corporate Governance - Executive Officers of the Company," "Corporate Governance - Code of Conduct and Ethics," and "Corporate Governance -Section 16(a) Beneficial Ownership Reporting Compliance" from our definitive Proxy Statement to be delivered to our stockholders in connection with the 2004 Annual Meeting of Stockholders to be held May 19, 2004; provided, however, that the Report of the Audit Committee in such Proxy Statement is not incorporated by reference.

Item 11. Executive Compensation

      We incorporate by reference the information contained under the headings "Executive Compensation" and "Corporate Governance - Director Compensation" from our definitive Proxy Statement to be delivered to our stockholders in connection with the 2004 Annual Meeting of Stockholders to be held May 19, 2004; provided, however, that the Compensation Committee Report on Executive Compensation that appears under the heading "Executive Compensation" in such Proxy Statement is not incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The following table provides certain information, as of December 31, 2003, with respect our compensation plans and other arrangements under which shares of our Common Stock are authorized for issuance.

                      Equity Compensation Plan Information


                                                                                   Number of securities
                                                                                  remaining eligible for
                                  Number of securities                            future issuance under
                                   to be issued upon        Weighted average      equity compensation
                                      exercise of          exercise price of        plans (excluding
                                  outstanding options,    outstanding options     securities reflected
                                  warrants and rights     warrants and rights        in column (a))
       Plan category                      (a)                      (b)                     (c)
-------------------------         -------------------     -------------------     ----------------------
Equity compensation plans
  approved by security holders         2,050,163                  $2.26                    936,644

Equity compensation plans not                 --                     --                         --
  approved by security holders
                                       ---------                  -----                    -------
Total                                  2,050,163                  $2.26                    936,644
                                       =========                  =====                    =======

      We incorporate by reference the information contained under the heading "Security Ownership of Certain Beneficial Owners and Management" from our definitive Proxy Statement to be delivered to our stockholders in connection with the 2004 Annual Meeting of Stockholders to be held May 19, 2004.

Item 13. Certain Relationships and Related Transactions

      We incorporate by reference the information contained under the headings "Executive Compensation - Compensation Committee Interlocks and Insider Participation" and "Certain Relationships and Related Transactions" from our definitive Proxy Statement to be delivered to our stockholders in connection with the 2004 Annual Meeting of Stockholders to be held May 19, 2004.

Item 14. Principal Accountant Fees and Services

      We incorporate by reference the information contained under the heading " Principal Accountant Fees and Services" from our definitive Proxy Statement to be delivered to our stockholders in connection with the 2004 Annual Meeting of Stockholders to be held May 19, 2004.

Part IV.

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following documents are filed as part of this report on Form 10-K at pages F-1 through F-22, below.

      1.    Consolidated Financial Statements:

            Central Freight Lines, Inc. and Subsidiaries
            Independent Auditors' Report
            Consolidated Balance Sheets as of December 31, 2003 and 2002 Consolidated Statements of Operations for the years ended December 31, 2003, 2002, and 2001 Consolidated
            Statements of Stockholders' Equity for the years ended December 31, 2003, 2002, and 2001 Consolidated
            Statements of Cash Flows for the years ended December
            31, 2003, 2002, and 2001 Notes to Consolidated Financial
            Statements

      2.    Consolidated Financial Statement Schedules required to be filed by
            Item 8 and Paragraph (d) of Item 15:

      All schedules are omitted because they are not required, are not applicable, or the information is included in the consolidated financial statements or the notes thereto.

      3. Exhibits:

      The Exhibits required by Item 601 of Regulation S-K are listed at paragraph (c), below, and at the Exhibit Index appearing at the end of this report.

(b) During the fourth quarter ended December 31, 2003, the Company filed with, or furnished to, the Securities and Exchange Commission the following Current Report on Form 8-K: None.

(c) Exhibits:

      The following exhibits are filed with this Form 10-K or incorporated herein by reference to the document set forth next to the exhibit listed below:

Exhibit
Number   Descriptions
------   ------------

2.1 Amended and Restated Asset Purchase Agreement dated April 18, 2002, by and among Central Refrigerated Service, Inc., a Nebraska corporation, and Simon Transportation Services Inc., a Nevada corporation, and its subsidiaries, Dick Simon Trucking, Inc., a Utah corporation, and Simon Terminal, LLC, an Arizona limited liability company. (Incorporated by reference to Exhibit 2.1 to the Company's Registration Statement on Form S-1 No. 333-109068.)

2.2(a) Separation Agreement dated November 30, 2002, by and among Central Freight Lines, Inc., a Texas corporation, Central Refrigerated Service, Inc., a Nebraska corporation, the Jerry and Vickie Moyes Family Trust, Interstate Equipment Leasing, Inc., an Arizona corporation, and Jerry Moyes individually. (Incorporated by reference to Exhibit 2.2(a) to the Company's Registration Statement on Form S-1 No. 333-109068.)

2.2(b) Amendment Number One to Separation Agreement dated December 23, 2002, by and among Central Freight Lines, Inc., a Texas corporation, Central Refrigerated Service, Inc., a Nebraska corporation, the Jerry and Vickie Moyes Family Trust, Interstate Equipment Leasing, Inc., an Arizona corporation, and Jerry Moyes individually. (Incorporated by reference to Exhibit 2.2(b) to the Company's Registration Statement on Form S-1 No. 333-109068.)

2.2(c) Amendment Number Two to Separation Agreement effective as of October 28, 2003, by and among Central Freight Lines, Inc., a Texas corporation, Central Refrigerated Service, Inc., a Nebraska corporation, the Jerry and Vickie Moyes Family Trust, Interstate Equipment Leasing, Inc. an Arizona corporation, and Jerry Moyes individually. (Incorporated by reference to Exhibit 2.2(c) to the Company's Registration Statement on Form S-1 No. 333-109068.)

2.3 Agreement and Plan of Merger, dated as of June 9, 1999, by and among Jaguar Fast Freight, Inc., an Arizona corporation, and Central Freight Lines, Inc., a Texas corporation and the stockholders of Jaguar. (Incorporated by reference to Exhibit 2.3 to the Company's Registration Statement on Form S-1 No. 333-109068.)

3.1 Amended and Restated Articles of Incorporation of Central Freight Lines, Inc., a Nevada corporation. (Incorporated by reference to Exhibit 3.1(b) to the Company's Registration Statement on Form S-1 No. 333-109068.)

3.2 Bylaws of Central Freight Lines, Inc., a Nevada corporation. (Incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 No. 333-109068.)

4.1 Amended and Restated Articles of Incorporation of Central Freight Lines, Inc., a Nevada corporation. (Incorporated by reference to Exhibit 3.1 to this Report on Form 10-K.)

4.2 Bylaws of Central Freight Lines, Inc., a Nevada corporation. (Incorporated by reference to Exhibit 3.2 to this Report on Form 10-K.)

4.3 Stockholders' Agreement, dated as of June 11, 1999, by and among Jerry Moyes, Richard Slater, Mark Fabritz, Kent Chapman, and Larry Rockwell. (Incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-1 No. 333-109068.)

10.1(a) Central Freight Lines, Inc. 401(k) Savings Plan. (Incorporated by reference to Exhibit 10.1(a) to the Company's Registration Statement on Form S-1 No. 333-109068.)

10.1(b) First Amendment to Central Freight Lines, Inc. 401(k) Savings Plan. (Incorporated by reference to Exhibit 10.1(b) to the Company's Registration Statement on Form S-1 No. 333-109068.)

10.2(a) Central Freight Lines, Inc. Incentive Stock Plan. (Incorporated by reference to Exhibit 10.2(a) to the Company's Registration Statement on Form S-1 No. 333-109068.)

10.2(b) Form of Stock Option Agreement. (Incorporated by reference to Exhibit 10.2(b) to the Company's Registration Statement on Form S-1 No. 333-109068.)

10.3 Form of Outside Director Stock Option Agreement. (Incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1 No. 333-109068.)

10.4(a) Revolving Credit Loan Agreement dated April 30, 2002, by and between Central Freight Lines, Inc., a Texas corporation, and Suntrust Bank, a Georgia state banking corporation. (Incorporated by reference to Exhibit 10.4(a) to the Company's Registration Statement on Form S-1 No. 333-109068.)

10.4(b) First Amendment to Revolving Credit Loan Agreement and First Amendment to Revolving Credit Note dated June 26, 2002, by and between Central Freight Lines, Inc., a Texas corporation, and Suntrust Bank, a Georgia state banking corporation. (Incorporated by reference to Exhibit 10.4(b) to the Company's Registration Statement on Form S-1 No. 333-109068.)

10.4(c) Second Amendment to Revolving Credit Loan Agreement and Second Amendment to Revolving Credit Note dated February 5, 2003, by and between Central Freight Lines, Inc., a Texas corporation, and Suntrust Bank, a Georgia state banking corporation. (Incorporated by reference to Exhibit 10.4(c) to the Company's Registration Statement on Form S-1 No. 333-109068.)

10.4(d) Third Amendment to Revolving Credit Loan Agreement dated March 21, 2003, by and between Central Freight Lines, Inc., a Texas corporation, and Suntrust Bank, a Georgia state banking corporation. (Incorporated by reference to Exhibit 10.4(d) to the Company's Registration Statement on Form S-1 No. 333-109068.)

10.4(e) Fourth Amendment to Revolving Credit Loan Agreement dated May 19, 2003, by and between Central Freight Lines, Inc., a Texas corporation, and Suntrust Bank, a Georgia state banking corporation. (Incorporated by reference to Exhibit 10.4(e) to the Company's Registration Statement on Form S-1 No. 333-109068.)

10.4(f) Fifth Amendment to Revolving Credit Loan Agreement dated July 5, 2003, by and between Central Freight Lines, Inc., a Texas corporation, and Suntrust Bank, a Georgia state banking corporation. (Incorporated by reference to Exhibit 10.4(f) to the Company's Registration Statement on Form S-1 No. 333-109068.)

10.4(g) Sixth Amendment to Revolving Credit Loan Agreement dated September 22, 2003 by and between Central Freight Lines, Inc., a Texas corporation, and Suntrust Bank, a Georgia state banking corporation. (Incorporated by reference to Exhibit 10.4(g) to the Company's Registration Statement on Form S-1 No. 333-109068.)

10.4(h) Seventh Amendment to Revolving Credit Loan Agreement dated September 22, 2003 by and between Central Freight Lines, Inc., a Texas corporation, and Suntrust Bank, a Georgia state banking corporation. (Incorporated by reference to Exhibit 10.4(h) to the Company's Registration Statement on Form S-1 No. 333-109068.)

10.4(i) Third Amendment to Revolving Credit Note dated May 19, 2003 by and between Central Freight Lines, Inc., a Texas corporation, and Suntrust Bank, a Georgia state banking corporation. (Incorporated by reference to Exhibit 10.4(i) to the Company's Registration Statement on Form S-1 No. 333-109068.)

10.4(j) Third Amendment (sic) to Revolving Credit Note dated September 22, 2003 by and between Central Freight Lines, Inc., a Texas corporation, and Suntrust Bank, a Georgia state banking corporation. (Incorporated by reference to Exhibit 10.4(j) to the Company's Registration Statement on Form S-1 No. 333-109068.)

10.5 Guaranty dated April 30, 2002, by Central Freight Lines, Inc., a Nevada corporation, in favor of Suntrust Bank, a Georgia state banking corporation. (Incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-1 No. 333-109068.)

10.6 Security Agreement dated April 30, 2002, by and among Central Freight Lines, Inc., a Texas corporation, Jerry C. Moyes, and Suntrust Bank, a Georgia state banking corporation. (Incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1 No. 333-109068.)

10.7 Note dated April 30, 2002, by Jerry C. Moyes in favor of Central Freight Lines, Inc., a Texas corporation. (Incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-1 No. 333-109068.)

10.8(a) Loan Agreement dated April 30, 2002, by and among Central Receivables, Inc., a Nevada corporation, Three Pillars Funding Corporation, a Delaware corporation, and Suntrust Capital Markets, Inc., a Tennessee corporation, as agent. (Incorporated by reference to Exhibit 10.8(a) to the Company's Registration Statement on Form S-1 No. 333-109068.)

10.8(b) First Amendment to Loan Agreement dated April 29, 2003, by and among Central Receivables, Inc., a Nevada corporation, Three Pillars Funding Corporation, a Delaware corporation, and Suntrust Capital Markets, Inc., a Tennessee corporation, as agent. (Incorporated by reference to Exhibit 10.8(b) to the Company's Registration Statement on Form S-1 No. 333-109068.)

10.9 Receivables Purchase Agreement dated April 30, 2002, by and between Central Freight Lines, Inc., a Texas corporation, and Central Receivables, Inc., a Nevada corporation. (Incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-1 No. 333-109068.)

10.10 Second Amended and Restated Master Lease Agreement-- Parcel Group A dated February 20, 2003 by and between Southwest Premier Properties, L.L.C., a Texas limited liability company, and Central Freight Lines, Inc., a Texas corporation. (Incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1 No. 333-109068.)

10.11 Second Amended and Restated Master Lease Agreement-- Parcel Group B dated February 20, 2003 by and between Southwest Premier Properties, L.L.C., a Texas limited liability company, and Central Freight Lines, Inc., a Texas corporation. (Incorporated by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-1 No. 333-109068.)

10.12 Amended and Restated Lease dated February 20, 2003 by and between JVM Associates and Central Freight Lines, Inc., a Texas corporation. (Incorporated by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-1 No. 333-109068.)

10.13 Amended and Restated Lease dated February 20, 2003 by and between Jerry and Vickie Moyes and Central Freight Lines, Inc., a Texas corporation. (Incorporated by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-1 No. 333-109068.)

10.14 Amended and Restated Lease dated February 20, 2003 by and between Jerry and Vickie Moyes and Central Freight Lines, Inc., a Texas corporation. (Incorporated by reference to Exhibit 10.14 to the Company's Registration Statement on Form S-1 No. 333-109068.)

10.15 Employment Agreement dated January 7, 2002, by and between Central Freight Lines, Inc., a Texas corporation, and Robert V. Fasso. (Incorporated by reference to Exhibit 10.15 to the Company's Registration Statement on Form S-1 No. 333-109068.)

10.16 Employment Offer Letter to Doak D. Slay, dated December 23, 2002, by Central Freight Lines, Inc., as countersigned by Doak D. Slay. (Incorporated by reference to Exhibit 10.16 to the Company's Registration Statement on Form S-1 No. 333-109068.)

10.17 Equity Advancement Letter to Doak D. Slay, dated July 9, 2003, by Central Freight Lines, Inc., as countersigned by Doak D. Slay and Denise D. Slay. (Incorporated by reference to Exhibit 10.17 to the Company's Registration Statement on Form S-1 No. 333-109068.)

10.18 Employment Offer Letter to J. Mark Conard, dated August 16, 2003, by Central Freight Lines, Inc. (Incorporated by reference to Exhibit 10.18 to the Company's Registration Statement on Form S-1 No. 333-109068.)

10.19 Employment Offer Letter to Jeffrey A. Hale, dated June 7, 2002, by Central Freight Lines, Inc. (Incorporated by reference to Exhibit 10.19 to the Company's Registration Statement on Form S-1 No. 333-109068.)

10.20 Employment Separation Agreement and Release, dated as of February 21, 2002, to be effective as of March 9, 2002, by and between Central Freight Lines, Inc. and Joseph Gentry. (Incorporated by reference to
         Exhibit 10.20 to the Company's Registration Statement on Form S-1 No. 333-109068.)

10.21 Consulting Agreement, dated February 20, 2002, by and between Joseph B. Gentry and Central Freight Lines, Inc., a Nevada corporation. (Incorporated by reference to Exhibit 10.21 to the Company's Registration Statement on Form S-1 No. 333-109068.)

10.22 Contract for the Sale of Land dated September 19, 2003, between Doak D. Slay and Denise D. Slay and Central Freight Lines, Inc. (Incorporated by reference to Exhibit 10.22 to the Company's Registration Statement on Form S-1 No. 333-109068.)

10.23(a) Indemnification Agreement, effective as of December 31, 2002, by and between Central Freight Lines, Inc., a Texas corporation, and Central Refrigerated Service, Inc., a Nebraska corporation. (Incorporated by reference to Exhibit 10.23(a) to the Company's Registration Statement on Form S-1 No. 333-109068.)

10.23(b) Amendment Number One to Indemnification Agreement effective as of
         December 31, 2002, by and between Central Freight Lines, Inc., a Texas corporation, and Central Refrigerated Service, Inc., a Nebraska corporation. (Incorporated by reference to Exhibit 10.23(b) to the Company's Registration Statement on Form S-1 No. 333-109068.)

21.1*    Subsidiaries of Central Freight Lines, Inc., a Nevada corporation.

23.1*    Consent of KPMG LLP.

31.1* Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Robert V. Fasso, the Company's Chief Executive Officer.

31.2* Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Jeffrey
         A. Hale, the Company's Chief Financial Officer.

32.1* Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Robert V. Fasso, the Company's Chief Executive Officer.

32.2* Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Jeffrey A. Hale, the Company's Chief Financial Officer.

--------------
 *  Filed herewith.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 29, 2004                       By: /s/ Robert V. Fasso
                                                ---------------------------
                                            Name:   Robert V. Fasso
                                            Title:  Chief Executive Officer
                                                    and President

              Signature and Title                                      Date
              -------------------                                      ----

/s/ Robert V. Fasso                                              March 29, 2004
-------------------------------------------------
Robert V. Fasso
President, Chief Executive Officer; and Director
(principal executive officer)


/s/ Jeffrey A. Hale                                              March 29, 2004
-------------------------------------------------
Jeffrey A. Hale
Senior Vice President and Chief Financial Officer
(principal financial and accounting officer)


/s/ Jerry Moyes                                                  March 29, 2004
-------------------------------------------------
Jerry Moyes
Chairman of the Board of Directors


/s/ Duane W. Acklie                                              March 29, 2004
-------------------------------------------------
Duane W. Acklie
Director


/s/ John Breslow                                                 March 29, 2004
-------------------------------------------------
John Breslow
Director


/s/ Porter J. Hall                                               March 29, 2004
-------------------------------------------------
Porter J. Hall
Director


/s/ Gordan W. Winburne                                           March 29, 2004
-------------------------------------------------
Gordan W. Winburne
Director

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Central Freight Lines, Inc.:

      We have audited the accompanying consolidated balance sheets of Central Freight Lines, Inc. and subsidiaries (the Company) as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Central Freight Lines, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

      As discussed in note 2 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, in 2002.

KPMG LLP

Dallas, Texas
February 4, 2004, except as to Note 19, which is as of March 5, 2004

                  CENTRAL FREIGHT LINES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2003 and 2002
                    (Dollars in thousands except share data)

                                    Assets                    2003       2002
                                                           ---------   ---------
Cash and cash equivalents                                  $ 41,493    $  7,350
Accounts receivable less allowance for doubtful
  accounts and revenue                                       51,864      48,083
   Adjustments of $5,353 in 2003 and $5,144 in 2002
Accounts receivable-related parties                              --         651
Other current assets                                          8,298       6,712
Deferred income taxes                                         4,588         719
                                                           --------    --------
          Total current assets                              106,243      63,515
Property and equipment, net                                 114,693     126,751
Goodwill                                                      4,324       4,324
Other assets                                                  2,113       1,811
                                                           --------    --------
          Total assets                                     $227,373    $196,401
                                                           ========    ========

         Liabilities and stockholders' equity

Current maturities of long term-debt                       $  6,375    $ 12,822
Trade accounts payable                                       18,136      18,617
Payables for related party transportation services            1,020       1,710
Accrued expenses                                             27,207      26,180
                                                           --------    --------
                     Total current liabilities               52,738      59,329
Long-term debt, excluding current maturities                 19,988      66,689
Related party financing                                      23,154      23,543
Other liabilities                                            23,055      16,466
                                                           --------    --------
          Total liabilities                                 118,935     166,027
                                                           --------    --------
Commitments and contingencies (Notes 12 and 14)
Stockholders' equity:
  Preferred stock; $0.001 par value per share;
  10,000,000 shares authorized; none issued or outstanding       --          --
  Common Stock; $0.001 par value per share; 100,000,000
    shares authorized, 17,632,545 and 10,868,218 shares
    issued and outstanding as of
    December 31, 2003 and 2002                                   17          11
Additional paid-in capital                                  108,143      31,297
Unearned compensation                                          (822)     (1,059)
Notes receivable stockholder                                     --      (7,988)
Retained earnings                                             1,100       8,113
                                                           --------    --------
          Total stockholders' equity                        108,438      30,374
                                                           --------    --------
          Total liabilities and stockholders' equity       $227,373    $196,401
                                                           ========    ========

      See accompanying notes to consolidated financial statements

                  CENTRAL FREIGHT LINES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  Years ended December 31, 2003, 2002 and 2001
                  (Dollars in thousands except per share data)


                                                                        2003         2002        2001
                                                                     ---------    ---------   ---------
Operating revenues                                                   $ 389,696    $ 371,445   $ 395,702
                                                                     ---------    ---------   ---------
Operating expenses:
  Salaries, wages and benefits                                         204,570      208,754     232,714
  Purchased transportation                                              38,113       28,806      31,739
  Purchased transportation - related parties                            18,582       21,106      17,708
  Operating and general supplies and expenses                           67,448       60,370      68,448
  Operating and general supplies and expenses - related parties             12          286          53
  Insurance and claims                                                  15,576       14,024      14,209
  Building and equipment rentals                                         3,181        3,241       3,493
  Building and equipment rentals - related parties                       1,903        1,779       1,600
  Depreciation and amortization                                         16,605       17,974      21,241
                                                                     ---------    ---------   ---------
      Total operating expenses                                         365,990      356,340     391,205
                                                                     ---------    ---------   ---------
  Income from operations                                                23,706       15,105       4,497

Other expense:
  Interest expense                                                      (3,547)      (4,916)     (5,620)
  Interest expense - related parties                                    (6,130)      (6,359)     (5,888)
                                                                     ---------    ---------   ---------
      Income (loss) from continuing operations before income taxes      14,029        3,830      (7,011)

Income taxes:
  Income tax (expense) benefit                                          (1,759)       1,412         119
  Income tax expense - conversion to C corporation                      (9,834)          --          --
                                                                     ---------    ---------   ---------
      Income (loss) from continuing operations                           2,436        5,242      (6,892)
Loss from discontinued operations                                       (8,341)          --          --
                                                                     ---------    ---------   ---------
      Net (loss) income                                               $ (5,905)   $   5,242   $  (6,892)
                                                                     =========    =========   =========
Pro forma C Corporation data (unaudited):
  Historical income (loss) from continuing operations before
   income taxes                                                      $  14,029    $   3,830   $  (7,011)
  Pro forma income tax (expense) benefit                                (5,666)      (2,781)      1,108
                                                                     ---------    ---------   ---------
  Pro forma income (loss) from continuing operations                     8,363        1,049      (5,903)

  Loss from discontinued operations                                     (8,341)          --          --
                                                                     ---------    ---------   ---------
  Pro forma net income (loss)                                        $      22    $   1,049   $  (5,903)
                                                                     =========    =========   =========

  Pro forma income (loss) per share:

  Basic:
    Income (loss) from continuing operations                             $0.75        $0.10      $(0.54)
    Loss from discontinued operations                                    (0.75)        0.00        0.00
    Net income (loss)                                                     0.00         0.10       (0.54)
  Diluted:
    Income (loss) from continuing operations                             $0.69        $0.09      $(0.54)
    Loss from discontinued operations                                    (0.69)        0.00        0.00
    Net income (loss)                                                     0.00         0.09       (0.54)
  Weighted average outstanding shares (in thousands):
    Basic                                                               11,163       10,868      10,916
    Diluted                                                             12,103       11,548      10,916


See accompanying notes to consolidated financial statements.

                  CENTRAL FREIGHT LINES, INC. AND SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity
                 Years ended December 31, 2003, 2002, and 2001
                 (Dollars in thousands, except per share data)


                                                      Common stock
                                             -----------------------------                                        Notes receivable
                                             Shares, net of                        Additional                     from stockholder
                                               treasury                            paid-in          Unearned           and
                                                shares            Amount           capital        Compensation       affiliate
                                              ----------       -----------       -----------      ------------    ----------------
Balances at December 31, 2000                 10,945,794       $        12       $    25,594       $         --     $        --
Purchase of treasury stock                       (77,576)               --                --                --               --
Advances to stockholders and affiliate                --                --                --                --           (6,688)
Non-cash contribution from stockholder                --                --             3,300                --               --
Net loss                                              --                --                --                --               --
Distributions paid                                    --                --                --                --               --
                                              ----------       -----------       -----------       -----------      -----------
Balances at December 31, 2001                 10,868,218       $        12            28,894                --           (6,688)
Issuance of common shares                         11,148                --                --                --               --
Purchase of treasury stock                       (11,148)               --                --                --               --
Retirement of treasury stock                          --                (1)           (2,086)               --               --
Advances to stockholder                               --                --                --                --           (1,300)
Non-cash contribution from stockholder                --                --             3,300                --               --
Net earnings                                          --                --                --                --               --
Stock option compensation                             --                --             1,189            (1,059)              --
                                              ----------       -----------       -----------       -----------      -----------
Balances at December 31, 2002                 10,868,218       $        11            31,297            (1,059)          (7,988)
Exercise of stock options, including
  non-cash tax benefit of $1,340               1,064,327                 1             3,088                --               --
Non-cash contribution from stockholder                --                --               500                --               --
Proceeds from initial public offering          5,700,000                 5            77,629                --               --
Distributions paid                                    --                --                --                --               --
Payment from stockholder                              --                --               660                --            7,988
Net loss                                              --                --                --                --               --
Transfer of undistributed S corporation
  loss                                                --                --            (5,031)               --               --
Stock option compensation                             --                --                --               237               --
                                              ----------       -----------       -----------       -----------      -----------
Balances at December 31, 2003                 17,632,545       $        17       $   108,143       $      (822)     $        --
                                              ==========       ===========       ===========       ===========      ===========




                                                                                    Total
                                              Retained          Treasury         stockholders'
                                              earnings           stock             equity
                                             -----------       -----------       -----------
Balances at December 31, 2000                $    11,254            (1,283)           35,577
Purchase of treasury stock                            --              (504)             (504)
Advances to stockholders and affiliate                --                --            (6,688)
Non-cash contribution from stockholder                --                --             3,300
Net loss                                          (6,892)               --            (6,892)
Distributions paid                                (1,491)               --            (1,491)
                                             -----------       -----------       -----------
Balances at December 31, 2001                      2,871            (1,787)           23,302
Issuance of common shares                             --                --                --
Purchase of treasury stock                            --              (300)             (300)
Retirement of treasury stock                          --             2,087                --
Advances to stockholder                               --                --            (1,300)
Non-cash contribution from stockholder                --                --             3,300
Net earnings                                       5,242                --             5,242
Stock option compensation                             --                --               130
                                             -----------       -----------       -----------
Balances at December 31, 2002                      8,113                --            30,374
Exercise of stock options, including
  non-cash tax benefit of $1,340                      --                --             3,089
Non-cash contribution from stockholder                --                --               500
Proceeds from initial public offering                 --                --            77,634
Distributions paid                                (6,139)               --            (6,139)
Payment from stockholder                              --                --             8,648
Net loss                                          (5,905)               --            (5,905)
Transfer of undistributed S corporation
  loss                                             5,031                --                --
Stock option compensation                             --                --               237
                                             -----------       -----------       -----------
Balances at December 31, 2003                $     1,100       $        --       $   108,438
                                             ===========       ===========       ===========


See accompanying notes to consolidated financial statements.

                  CENTRAL FREIGHT LINES, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                  Years ended December 31, 2003, 2002, and 2001
                             (Dollars in thousands)


                                                                                  2003           2002            2001
                                                                              ---------       ---------       ---------
Cash flows from operating activities:
  Net (loss) income                                                           $  (5,905)          5,242          (6,892)
  Adjustments to reconcile net (loss) income to
     net cash provided by operating activities:
        Bad debt expense                                                            876              82           3,025
        Non-cash interest expense - related parties                                 500           3,300           3,300
        Equity in loss (income) of affiliate                                         (4)             (4)            140
        Loss on sale of subsidiary                                                8,341           1,256              --
        Depreciation and amortization                                            16,605          22,819          21,241
        Deferred income taxes                                                     1,707             712            (188)
        Establishment of deferred taxes upon conversion to C corporation
                                                                                  9,834              --              --
        Decrease in unearned compensation                                           237             130              --
        Gain on curtailment of health plan                                       (7,799)             --              --
        Change in operating assets and liabilities, net
           of purchase accounting effects:
              Accounts receivable                                                (4,657)         (4,434)         (3,324)
              Accounts receivable - related parties                                 651             449            (314)
              Other assets                                                       (1,261)         (1,078)            496
              Trade accounts payable                                               (481)          8,332           4,130
              Trade accounts payable - related parties                             (690)           (670)            968
              Claims and insurance accruals                                       2,010           1,601           5,434
             Accrued expenses and other liabilities                                (665)         (2,579)          1,086
                                                                              ---------       ---------       ---------
                    Net cash provided by operating activities                    19,299          35,158          29,102
                                                                              ---------       ---------       ---------
Cash flows from investing activities:
  Additions to property and equipment                                            (7,024)         (6,008)        (10,186)
  Proceeds from sale of property and equipment                                    1,466           1,980             847
  Cash paid for disposition of subsidiary                                        (8,341)             --              --
   Cash paid for acquisition of businesses                                           --          (2,606)           (422)
  Cash of subsidiary sold                                                            --          (1,197)             --
  Advances to stockholders and affiliates                                            --          (1,300)        (21,348)
  Repayment of advances to affiliate                                              8,648             367          14,567
                                                                              ---------       ---------       ---------
                    Net cash used in investing activities                        (5,251)         (8,764)        (16,542)
                                                                              ---------       ---------       ---------
Cash flows from financing activities:
  Proceeds from long-term debt                                                   47,198         149,508         458,607
  Repayments of long-term debt                                                 (100,347)       (168,072)       (469,200)
  Exercise of stock options                                                       1,749              --              --
  Proceeds from issuance of common stock                                         77,634            (367)             --
  Purchase of treasury stock                                                         --            (300)           (504)
  Distributions paid                                                             (6,139)             --          (1,491)
                                                                              ---------       ---------       ---------
                    Net cash provided by (used in) financing activities          20,095         (19,231)        (12,588)
                                                                              ---------       ---------       ---------
                    Net increase (decrease) in cash                              34,143           7,163             (28)
Cash at beginning of year                                                         7,350             187             215
                                                                              ---------       ---------       ---------
Cash at end of year                                                           $  41,493           7,350             187
                                                                              =========       =========       =========

See accompanying notes to consolidated financial statements.

CENTRAL FREIGHT LINES, INC. AND SUBSIDIARIES
NOTES TO CONSOLDIATED FINANCIAL STATEMENTS
(Thousands of dollars, except share and per share amounts)

(1) Business of the Company

(a) Basis Presentation

      Central Freight Lines, Inc. is a Nevada holding company that owns Central Freight Lines, Inc., a Texas corporation, (collectively, the Company or Central). Central is an inter-regional less-than-truckload ("LTL") trucking company that has operations in the Southwest, Northwest, West Coast and Midwest regions of the United States of America. Central maintains alliances with other similar companies to complete transportation of shipments outside of its operating territory.

(b) Initial Public Offering of Common Stock

      On December 12, 2003, the Company completed an initial public offering (" the Offering") of 8,500,000 shares of common stock at $15 per share, of which 5,700,000 were sold by the Company and 2,800,000 were sold by certain of the Company's stockholders. The net proceeds to the Company from the sale of 5,700,000 shares of common stock, after deduction of associated expenses, were $77,634.

      On November 1, 2003 the Company converted from an S corporation to a C corporation for federal income tax purposes. Undistributed S Corporation loss (retained earnings) of $5,031 was transferred to additional paid-in capital.

(2) Summary of Significant Accounting Policies and Practices

(a) Basis of Presentation and Principles of Consolidation

     The consolidated financial statements include the accounts of Central and its subsidiaries. All significant intercompany balances and transactions of the consolidated subsidiaries have been eliminated. As discussed in note 3, the Company acquired and disposed of Central Refrigerated Service, Inc. ("Central Refrigerated") during 2002. Central Refrigerated has been accounted for as a discontinued operation.

(b) Use of Estimates

     Management of the Company makes estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reporting of revenues and expenses during the reporting periods to prepare the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

(c) Tires in Service

     The Company capitalizes tires placed in service on new revenue equipment as a part of the equipment cost. Replacement tires and costs for recapping tires are expensed at the time the tires are placed in service.

CENTRAL FREIGHT LINES, INC. AND SUBSIDIARIES
NOTES TO CONSOLDIATED FINANCIAL STATEMENTS -continued
(Thousands of dollars, except share and per share amounts)

(d) Property and Equipment

      Property and equipment are recorded at cost. In the first quarters of 2003 and 2002, the Company revised the estimated useful lives and salvage values of certain classes of property and equipment to more appropriately reflect how the assets are expected to be used over time. In the first quarter of 2003, the Company increased revenue equipment lives to five to 15 years from five to 12 years. If the Company had not changed the estimated useful lives of such property and equipment, additional depreciation expense of approximately $580 would have been recorded during the year ended December 31, 2003. Accordingly, the change in estimate resulted in an increase in income from continuing operations of approximately $557 for the year ended December 31, 2003.

      In the first quarter of 2002, the Company increased revenue equipment lives from three to seven years to five to 12 years. Prior to 2002, depreciation of property and equipment was calculated on the straight-line method over the estimated useful lives of three to seven years for revenue and service equipment, three to 20 years for buildings and improvements and three to seven years for furniture and office equipment. If the Company had not changed the estimated useful lives of such property and equipment, additional depreciation expense of approximately $2,939 would have been recorded during the year ended December 31, 2002. Accordingly the change in estimate resulted in an increase in income from continuing operations of approximately $2,807 for the year ended December 31, 2002.

      Net gains (losses) on the disposition of property and equipment were $446, ($1) and $33 for the years ended December 31, 2003, 2002 and 2001, respectively.

(e) Impairment of Long-Lived Assets

      The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. There were no impairments during 2003, 2002 or 2001.

      The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, on January 1, 2002. As of that date, goodwill is no longer amortized (prior to the adoption of SFAS No. 142, goodwill had been amortized on a straight-line basis over 15 years), but is tested annually for impairment using a fair value approach. Pursuant to SFAS No. 142, the Company has determined that, as of January 1, 2002, and December 31, 2003, there was no impairment to the carrying value of goodwill.

      The following table presents the impact of SFAS No. 142 on adjusted pro forma net loss and adjusted pro forma loss per share had the standard been in effect for the year ended December 31, 2001 and had the Company been a C corporation in such year (in thousands, except per share amounts):

                                                               2001
                                                             -------
            Net loss as reported ......................      $(6,892)
            Pro forma income tax adjustment ...........          989
                                                             -------
            Pro forma net loss ........................       (5,903)
            Add back: goodwill amortization ...........          346
                                                             -------
            Adjusted pro forma net loss ...............      $(5,557)
                                                             =======
            Pro forma basic and diluted loss per share:
              Pro forma net loss ......................      $ (0.54)
              Goodwill amortization ...................         0.03
                                                             -------
              Adjusted pro forma net loss .............      $ (0.51)
                                                             =======

CENTRAL FREIGHT LINES, INC. AND SUBSIDIARIES
NOTES TO CONSOLDIATED FINANCIAL STATEMENTS -continued
(Thousands of dollars, except share and per share amounts)

(f) Revenue Recognition

      The Company recognizes revenue upon the delivery of the related freight. A portion of the Company's revenue is derived from shipments that originated or terminated in other regions, where a portion of freight movement is handled by another carrier. Most of this revenue is with carriers with which the Company maintains transportation alliances. The Company does not recognize revenue or the associated expenses that relate to the portion of the shipment transported by its alliance partners.

      At December 31, 2003 and 2002, there was approximately $7,400 and $5,200 of unbilled revenue.

(g) Income Taxes

      Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

      On November 1, 2003, the Company converted from an S corporation to a C corporation for federal income tax purposes. Prior to November 1, 2003, the Company had elected S corporation status under which federal income tax attributes flow directly to the stockholders. Accordingly, the accompanying consolidated financial statements prior to November 1, 2003, did not include federal income taxes.

(h) Credit Risk

      Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade receivables. Concentrations of credit risk with respect to trade receivables are limited due to the Company's large number of customers and the diverse range of industries which they represent. As of December 31, 2003 and 2002, the Company had no significant concentrations of credit risk.

CENTRAL FREIGHT LINES, INC. AND SUBSIDIARIES
NOTES TO CONSOLDIATED FINANCIAL STATEMENTS -continued
(Thousands of dollars, except share and per share amounts)

(i) Stock-Based Compensation

      The Company has a stock-based employee compensation plan, which is described more fully in note 8. The Company accounts for that plan under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, the Company records compensation expense only if the fair value of the underlying stock exceeds the exercise price on the date of grant. The following table illustrates the effect on adjusted pro forma net earnings (loss) and adjusted pro forma earnings (loss) per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, and as allowed by SFAS No. 148, Accounting for Stock-Based Compensation -- Transition and Disclosure, an Amendment of FASB No. 123, to stock-based employee compensation and had the Company been a C corporation in such years.


                                                                     2003          2002          2001
                                                                   -------       -------       -------
Net (loss) income, as reported: .............................      $(5,905)      $ 5,242       $(6,892)
Add:
     Stock-based employee compensation expense included in
       reported net (loss) income, net of related tax effects          237           130            --
Deduct:
     Total stock-based employee compensation expense
       determined under fair value based method for all
       awards, net of related tax effects ...................         (280)       (1,761)         (120)
                                                                   -------       -------       -------
Pro forma net (loss) income .................................       (5,948)        3,611        (7,012)
Pro forma federal income tax adjustment (unaudited) .........        5,944        (4,223)        1,028
                                                                   -------       -------       -------
     Adjusted pro forma net loss (unaudited) ................      $    (4)      $  (612)      $(5,984)
                                                                   =======       =======       =======
Adjusted pro forma net loss per share
  (unaudited):
  Basic .....................................................      $ (0.00)      $ (0.06)      $ (0.55)
  Diluted ...................................................        (0.00)        (0.06)        (0.55)

      In 2002, the Company granted options at an exercise price that was less than fair value, resulting in approximately $1,189 of compensation to employees which is being expensed over the vesting period of these options. Compensation expense of $237 and $130 was recognized in 2003 and 2002.

(j) Claims and Insurance Accruals

      Claims accruals represent the estimated costs to repair and replace damaged goods resulting from cargo claims. Insurance accruals reflect the estimated cost of claims for bodily injury and property damage, workers' compensation and employee health care not covered by insurance. These liabilities for self-insurance are accrued based on claims incurred and on estimates of both unasserted and unsettled claims which are assessed based on management's evaluation of the nature of the claims and the Company's past claims experience. The portion of the accrual classified as a current liability represents management's estimate of that portion of the claims that will be settled in the next twelve months. Total claims and insurance accruals were $20,765 and $18,756 at December 31, 2003 and 2002, respectively.

      While management believes that amounts included in the accompanying consolidated financial statements are adequate, such estimates may be more or less than the amounts ultimately paid when the claims are settled. The estimates are continually reviewed and any changes are reflected in current operations.

CENTRAL FREIGHT LINES, INC. AND SUBSIDIARIES
NOTES TO CONSOLDIATED FINANCIAL STATEMENTS -continued
(Thousands of dollars, except share and per share amounts)

(k) Allowance for Doubtful Accounts and Revenue Adjustments

      The Company establishes an allowance for doubtful accounts and an allowance for revenue adjustments to reduce its accounts receivable balance to an amount that it estimates is collectible from its customers. The allowance for doubtful accounts is estimated by management based on factors such as aging of the receivables and historical collection experience. At December 31, 2003 and 2002, the allowance for doubtful accounts is $2,452 and $2,294, respectively.

      The allowance for revenue adjustments is also established by management based on factors such as historical trends in actual adjustments to revenue. Revenue will be adjusted for various reasons, such as customer disputes, billing and rating errors, and weight and inspection corrections. At December 31, 2003 and 2002, the allowance for revenue adjustments is $2,901 and $2,850, respectively.

(l) Pro Forma Income (Loss) Per Share

      Pro forma income (loss) per share has been calculated as if the Company were a C corporation for federal income tax purposes for all years presented. Pro forma basic income (loss) per share is calculated using the weighted average number of shares outstanding. The weighted average shares outstanding used in the calculation of pro forma diluted income (loss) per share includes the dilutive effect of options to purchase common stock, calculated using the treasury stock method.

(m) Recently Issued Accounting Standards

      In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which requires that certain financial instruments be presented as liabilities that were previously presented as equity or as temporary equity. Such instruments include mandatory redeemable preferred and common stock, and certain options and warrants. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and is generally effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have any impact on the Company's consolidated financial statements.

      In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34. This interpretation addresses the disclosures to be made by a guarantor and requires a guarantor to recognize a liability for the fair value of a guarantee. In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. The Company does not believe that these pronouncements will have a significant impact on its consolidated financial statements.

(n) Reclassifications

      Certain prior year amounts have been reclassified to conform with the current year's presentation.

CENTRAL FREIGHT LINES, INC. AND SUBSIDIARIES
NOTES TO CONSOLDIATED FINANCIAL STATEMENTS -continued
(Thousands of dollars, except share and per share amounts)

(3) Acquisition and Discontinued Operations

      On April 22, 2002, the Company, through its subsidiary Central Refrigerated, acquired substantially all of the operations and assets of Simon Transportation Services Inc. DIP, and its subsidiaries, Dick Simon Trucking, Inc. DIP and Simon Terminal LLC DIP in exchange for cash and the assumption of certain liabilities. The purpose of the acquisition was to expand into the refrigerated transportation business. The assets acquired and liabilities assumed were recorded at estimated fair values as determined by the Company's management based on information currently available and on assumptions as to future operations. The total consideration paid was approximately $600 less than the estimated fair value of the acquired assets and was recorded as a reduction to property and equipment. In connection with this acquisition, the Company borrowed approximately $3,300 and assumed certain notes payable to the Company's principal stockholder and affiliates totaling $11,400. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed in the acquisition:

      Assets acquired:
        Current assets ..................................        $ 26,511
        Property and equipment ..........................          57,271
        Other assets ....................................              55
                                                                 --------
           Total assets acquired ........................          83,837
      Less:
        Notes payable to shareholder and affiliate ......         (11,400)
        Liabilities assumed .............................         (69,104)
        Direct costs of the acquisition .................            (727)
                                                                 --------
           Cash consideration paid ......................        $  2,606
                                                                 ========

      The following unaudited pro forma consolidated results of operations for the year 2002 and 2001 assume the Central Refrigerated acquisition was completed on January 1, 2001:

                                               2002           2001
                                               ----           ----
      Net loss .......................    $  (30,023)      $(49,444)
      Loss per share:
      Basic ..........................         (2.76)         (4.53)
      Diluted ........................         (2.76)         (4.53)

      Effective December 31, 2002, the Company transferred all of its outstanding shares of Central Refrigerated to the principal stockholder of the Company and one of his affiliates in exchange for the cancellation of approximately $14,700 of debt owed by the Company to them. The purchase price was based on the beginning equity of Central Refrigerated. As such, the net book value of Central Refrigerated assets exceeded the purchase price by the amount of current year earnings of Central Refrigerated. Thus, the loss on disposal of Central Refrigerated is offset by the earnings from its operations as follows:

      Earnings from discontinued operations ..............   $ 1,256
      Loss on disposal ...................................    (1,256)
                                                             -------
        Net earnings from discontinued operations ........   $    --
                                                             =======

      Included in the earnings from discontinued operations is Central Refrigerated depreciation expense of $4,845 for the year ended 2002.

      On October 28, 2003, the Company amended its agreement with Central Refrigerated and agreed to accelerate payment of $8,341 originally due to Central Refrigerated upon closing of the Company's initial public offering. The $8,341 payment was made on October 28, 2003, and was recorded as an additional loss on disposal of Central Refrigerated.

CENTRAL FREIGHT LINES, INC. AND SUBSIDIARIES
NOTES TO CONSOLDIATED FINANCIAL STATEMENTS -continued
(Thousands of dollars, except share and per share amounts)

(4) Property and Equipment

      Property and equipment consist of the following at December 31, 2003 and 2002:

                                                        2003           2002
                                                      --------       --------
Revenue and service equipment ....................    $153,345       $156,106
Land .............................................      12,343         11,822
Structures and improvements ......................      29,629         27,463
Furniture and office equipment ...................       8,415          8,132
                                                      --------       --------
                                                       203,732        203,523
Less accumulated depreciation and amortization ...      89,039         76,772
                                                      --------       --------
                                                      $114,693       $126,751
                                                      ========       ========

      Revenue and service equipment includes assets under capitalized leases of $44,820 and $44,816 at December 31, 2003 and 2002, respectively, and related accumulated amortization of $16,486 and $11,338 at December 31, 2003 and 2002, respectively.

      In 2003 and 2002, the Company closed certain terminals that were being financed by a related party (see note 6(b)). These assets, which consist of land and structures, are no longer in service and were classified as assets held for sale in the amounts of $857 and $1,139 as of December 31, 2003 and December 31, 2002. During 2003, $390 of these properties were sold and accounted for as a reduction of the related party financing.

      Also included in assets held for sale is a terminal, which is not financed by a related party, and two homes of officers who were hired in 2003. The homes were purchased for $770 to relocate them and allow them to purchase homes near Waco, Texas. Assets held for sale are included in other assets on the accompanying consolidated balance sheets.

(5) Accrued Expenses

      Current accrued expenses consist of the following at December 31, 2003, and 2002:

                                                        2003          2002
                                                      -------        -------

Employee related compensation and benefits .......    $11,751        $10,843
Claims and insurance accruals ....................     13,345         12,148
Other accrued expenses ...........................      2,111          3,189
                                                      -------        -------
                                                      $27,207        $26,180
                                                      =======        =======

(6) Long-Term Debt and Related Party Financing

(a) Long-Term Debt

      Long-term debt consists of the following at December 31, 2003, and 2002:

                                                       2003          2002
                                                     -------       -------
Securitization Facility ........................     $    --       $25,500
Equipment notes payable ........................         169        22,145
Capital lease obligations (see note 12) ........      26,194        31,866
                                                     -------       -------
                                                      26,363        79,511
Less current portion ...........................       6,375        12,822
                                                     -------       -------
                                                     $19,988       $66,689
                                                     =======       =======

CENTRAL FREIGHT LINES, INC. AND SUBSIDIARIES
NOTES TO CONSOLDIATED FINANCIAL STATEMENTS -continued
(Thousands of dollars, except share and per share amounts)

      On April 30, 2002, the Company entered into a $40,000 revolving accounts receivable securitization facility (the Securitization Facility) and a $19,000 revolving credit facility (the Revolving Facility). Under the Securitization Facility, the Company, on a revolving basis, sells its interests in its accounts receivable to Central Receivables, a wholly-owned, special purpose subsidiary. The assets and liabilities of Central Receivables are included in the consolidated financial statements of the Company. The Company can receive up to $40,000 of proceeds, subject to eligible receivables and will pay a service fee recorded as interest expense, as defined in the agreement. The Company pays commercial paper interest rates plus an applicable margin on the proceeds received. Interest is generally payable monthly. The proceeds received were reflected as a long-term liability in the December 31, 2002 consolidated financial statements as the committed termination date is April 27, 2005. The Securitization Facility includes certain restrictions and financial covenants. The Company must pay a commitment fee equal to 0.2% per annum of 102% of the facility limit minus the aggregate principal balance, as well as an administrative fee equal to 0.15% per annum of the uncommitted balance.

      As of December 31, 2003, there were no borrowings outstanding under the Securitization Facility. At December 31, 2003, the Company had a $33,333 available borrowing capacity under the Securitization Facility.

      Under the Revolving Facility, the Company can receive up to $19,000 of proceeds, secured by certain revenue equipment. As of December 31, 2003 and 2002, the Company had no outstanding borrowings under this facility. The Revolving Facility accrues interest at either a variable base rate equal to the bank's prime lending rate or at a variable rate equal to LIBOR plus 175 basis points. Interest is payable in periods from one to three months at the option of the Company. The Company must maintain certain financial and non-financial covenants. The Company also had letters of credit of $14,406 and $11,125, respectively outstanding under the Revolving Facility at December 31, 2003 and 2002. The Company must pay a commitment fee equal to 0.25% per annum on the daily unused Revolving Facility as well as a letter of credit fee equal to 1.75% per annum on the average daily amount of the letters of credit. The maturity date of the Revolving Facility is October 31, 2004. At December 31, 2003, the Company had $4,594 available under the Revolving Facility.

      The Company has entered into a number of note agreements with a third party to acquire equipment for use in its operations. The balance of these notes was $169 and $22,145 at December 31, 2003 and 2002, respectively. These notes with fixed interest rates ranging from 7.75% to 8.75% mature at various dates through January 2006 and require monthly principal and interest payments through maturity. These notes are secured by the equipment acquired.

(b) Related-Party Financing

      In 1998, the Company entered into an agreement with Southwest Premier Properties, L.L.C. ("Southwest Premier"), an entity controlled by the Company's principal stockholder, for the sale and leaseback of the land, structures and improvements of 36 of the Company's terminals and one additional Waco, Texas property. The sale price for the properties was $27,755. Annual payments initially were approximately $3,100. For financial accounting purposes, this transaction has been accounted for as a financing arrangement. Consequently, the related land, structures and improvements remain on the Company's consolidated balance sheet. The initial lease term is for ten years with an option for an additional ten years at the then fair market rental rate. At the expiration of the original lease term, the Company has an option to purchase all of the properties, excluding certain surplus properties, for the then fair market value.

CENTRAL FREIGHT LINES, INC. AND SUBSIDIARIES
NOTES TO CONSOLDIATED FINANCIAL STATEMENTS -continued
(Thousands of dollars, except share and per share amounts)

      Since the fair value of the properties sold and leased back has always equaled or exceeded the proceeds from the financing arrangement, the annual lease payments have been reflected as a cost of the financing and recorded as interest expense. The amount outstanding under the financing agreement was $23,154 and $23,543 at December 31, 2003, and 2002 respectively. If the Company exercises the fair value purchase option, the excess of the amount paid over the recorded financing obligation will be reflected as additional interest expense. If the fair value purchase option is not exercised at the end of the lease term, the excess of the recorded financing obligation over the net book value of the related properties will be reflected as a gain on the financing arrangement.

      Included in the sale agreement was approximately $2,851 of excess land, which was not subject to the fair value purchase option. Additionally, during 2000, Southwest Premier sold certain property subject to the financing arrangement with a net book value of $1,361 and reduced the annual lease payment to $2,930. Accordingly, the excess land and property sold have been recorded as a reduction in the financing obligation and a reduction in property.

      The lease agreement under the related party financing was amended February 20, 2003, to increase the aggregate annual payments from $2,930 to $6,267, which the Company believes represents fair market value of these leases. The increase in the annual financing cost has been reflected as non-cash interest expense and contributed capital of $500 for 2003 and $3,300 for 2002 and 2001 in the accompanying consolidated financial statements. During 2003, $390 of these properties were sold and accounted for as a reduction of the related party financing.

(c) Aggregate Maturities

      Aggregate maturities of long-term debt, related party financing and capital lease obligations for each of the five years following December 31, 2003, and thereafter are as follows:

      Years ending December 31:

         2004 .......................................    $ 6,375
         2005 .......................................      9,074
         2006 .......................................      4,577
         2007 .......................................      5,759
         2008 .......................................        436
         Thereafter .................................     23,296
                                                         -------
                                                         $49,517

(7) Stockholders' Equity

      During 2003, the Company amended its Articles of Incorporation, and all Class A and Class B common stock were combined into a single class of stock. All shares existing, prior to the public offering, were canceled and re-issued with shares of the new publicly traded company. The number of authorized common shares was increased from 60,000,000 to 100,000,000. The newly issued shares have a par value of $0.001 per share.

      At December 31, 2003, there were 17,632,545 issued and outstanding shares of common stock. 5,700,000 newly issued shares of the Company were sold during the initial public offering along with 2,800,000 sold by selling stockholders.

      The authorized number of preferred shares was also increased from 5,000,000 to 10,000,000. No shares of preferred stock have been issued.

CENTRAL FREIGHT LINES, INC. AND SUBSIDIARIES
NOTES TO CONSOLDIATED FINANCIAL STATEMENTS -continued
(Thousands of dollars, except share and per share amounts)

(8) Stock-Based Compensation

      In 1997, the Company established an incentive stock plan that provides multiple alternatives to compensate eligible employees and non-employee directors with Company common stock. Under the plan, the Company is authorized to award, in aggregate, options to purchase not more than 5,000,000 shares of its common stock. Grants to optionees of qualified stock options shall have a per share exercise price of no less than fair value of the underlying common stock on the date of grant. At December 31, 2003, there were 936,644 shares available for grant under the plan.

      The awards are issuable at the discretion of the board of directors. All option grants to date expire 10 years from the date of grant. Options granted under the plan to senior management (1,269,257 outstanding at December 31, 2003) generally vest 20% on the first anniversary of the date of grant and 20% on each subsequent anniversary until fully vested. On January 7, 2002, the Company granted 1,260,000 options at an exercise price of $1.35 to its newly hired CEO as part of his employment agreement. These options vest 50% at grant date and 20% per year beginning January 7, 2003 (756,000 options were exercised in the fourth quarter of 2003). Options granted under the plan to upper management (640,906 outstanding at December 31, 2003) vest 20% on the fifth anniversary of the date of grant and 20% on each subsequent anniversary until fully vested. Termination of the employee for any reason other than death, disability or certain cases of retirement causes the unvested portion of the award to be forfeited.

      The Company issued 60,000 options, in July 2002, to non-employee directors. In December 2003, the Company issued 80,000 options to the newly elected non-employee directors of the publicly traded company. These options vest ratably over a five-year period beginning July 10, 2003.

      Stock option activity during the years ended December 31, 2001, 2002, and 2003 is as follows:

                                                                   Weighted
                                                    Number of       Average
                                                     Shares      Exercise Price
                                                     ------      --------------

      Balance at December 31, 2000 .......         1,600,541         $4.18
      Granted ............................                --            --
      Exercised ..........................                --            --
      Forfeited ..........................          (447,919)         5.76
                                                  ----------
      Balance at December 31, 2001 .......         1,152,622          3.53
      Granted ............................         2,161,428          1.46
      Exercised ..........................                --            --
      Forfeited ..........................          (276,793)         4.50
                                                  ----------
      Balance at December 31, 2002 .......         3,037,257          1.96
                                                  ----------
      Granted ............................           305,000          8.22
      Exercised ..........................        (1,064,327)         1.70
      Forfeited ..........................          (227,767)         1.79
                                                  ----------
      Balance at December 31, 2003 .......         2,050,163         $2.26
                                                  ==========

CENTRAL FREIGHT LINES, INC. AND SUBSIDIARIES

(Thousands of dollars, except share and per share amounts)

      The fair value of options granted was estimated using the Black-Scholes option pricing model with the following assumptions for 2002 and 2003 grants to employees: risk-free interest rate of 6.51% and 4.75%, respectively; 15% and 0% expected volatility, respectively; an expected life of 10 and 5 years, respectively; and a zero dividend yield. The fair values of options granted were as follows:

                                                       Weighted Average
                                                 ---------------------------
                                                                 Fair Value
                                                 Exercise Price   of Option
                                                 --------------   ---------
      Granted during 2002 ...............           $ 1.46        $  2.56
      Granted during 2003 ...............             8.22          11.27

     Options outstanding and exercisable are summarized as follows:


                                            December 31, 2003
--------------------------------------------------------------------------------------------------------
                                                             Weighted
                                                              Average
                                           Weighted          Remaining                       Weighted
   Exercise               Options           Average         Contractual      Options          Average
     Price              Outstanding     Exercise Price         Life        Exercisable    Exercise Price
--------------          -----------     --------------      -----------    -----------    --------------
$         1.35           1,182,536         $   1.35            4.6             314,542       $   1.35
   2.15-- 2.70             359,933             2.29            4.5             164,012           2.37
 5.77 --- 5.86             225,000             5.81            9.2                  --           5.81
          6.50             202,694             6.50            7.4              80,500           6.50
         15.00              80,000            15.00            10.0                 --          15.00
                        ----------                                             -------
                         2,050,163             2.26                            559,054           2.39
                        ==========                                             =======

      At December 31, 2003, 2002, and 2001, options exercisable were 559,054, 1,353,998 and 585,107 respectively, and the weighted average exercise price of these options was $2.39, $2.04 and $2.77 respectively.

(9) Income Taxes

      On November 1, 2003, the Company converted to a C Corporation for federal income tax purposes.

      Prior to the C Corporation election, the Company elected S Corporation status for federal income tax purposes. Accordingly, the accompanying consolidated financial statements prior to November 1, 2003 do not include the effects of federal income taxes, and income taxes consist solely of state income taxes.

      In 1998, the Company elected S Corporation status for federal income tax purposes. Due to the uncertainty of the recognition of certain items as an S Corporation versus a C Corporation, the Company recorded a $1,784 reserve for the contingent expense that could have resulted from any related tax assessments. In June 2002, the Company determined that this reserve was no longer necessary. Accordingly, during the quarter ended June 15, 2002, the Company reversed the amount of the reserve as a reduction of income tax expense.

      The components of income tax (benefit) expense consist of:

                                            Years Ended December 31,
                                   ---------------------------------------
                                     2003           2002           2001
                                   --------       --------       --------
      Current-- Federal .....      $   (110)      $ (1,784)      $     --
      Deferred -Federal .....        10,867             --             --
      Current-- state .......           162           (340)            69
      Deferred-- state ......           674            712           (188)
                                   --------       --------       --------
                                   $ 11,593       $ (1,412)      $   (119)
                                   ========       ========       ========

CENTRAL FREIGHT LINES, INC. AND SUBSIDIARIES
NOTES TO CONSOLDIATED FINANCIAL STATEMENTS -continued
(Thousands of dollars, except share and per share amounts)

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2003, and 2002, are as follows:

                                                           2003          2002
                                                        --------       --------
Deferred tax assets:
  Current:
     Accounts receivable and other current assets .     $  2,921       $    261
     Accrued expenses and other current liabilities        3,871            579
     Other assets .................................        1,313             --
                                                        --------       --------
                                                           8,105            840
  Noncurrent:
     Other assets .................................           --             57
     Lease obligations ............................       19,399          2,501
     Other liabilities ............................        2,917            798
                                                        --------       --------
                                                          22,316          3,356
                                                        --------       --------
Total deferred tax assets .........................       30,421          4,196
                                                        --------       --------
Deferred tax liabilities:
  Current:
     Prepaid expenses .............................       (1,317)          (121)
     Other liabilities ............................       (2,200)            --
                                                        --------       --------
                                                          (3,517)          (121)
  Noncurrent:
     Other assets .................................          (67)            --
     Property and equipment due to differences in
      Depreciation and basis ......................      (37,882)        (5,088)
                                                        --------       --------
                                                         (37,949)        (5,088)
                                                        --------       --------
Total deferred tax liabilities ....................      (41,466)        (5,209)
                                                        --------       --------
Net deferred tax liability (included in
  other liabilities) ..............................     $(11,045)      $ (1,013)
                                                        ========       ========

      A reconciliation of the statutory federal income tax rate with our effective income tax rate from continuing operations is as follows:

                                                                    2003
                                                                  --------
           Federal income tax at statutory rate (35%) ......      $  4,910
           Income not subject to tax at statutory rate (35%)        (4,177)
           Establishment of federal deferred taxes upon
             conversion to C corporation ...................         9,834
           State income tax ................................           836
           Permanent  differences ..........................            27
           Other ...........................................           163
                                                                  --------
      Total income tax expense .............................      $ 11,593
                                                                  ========

      In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Taxable income for the year ended December 31, 2003 was $14,500. Based upon the level of historical taxable income and projections for future taxable income over the periods in which deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences.

CENTRAL FREIGHT LINES, INC. AND SUBSIDIARIES
NOTES TO CONSOLDIATED FINANCIAL STATEMENTS -continued
(Thousands of dollars, except share and per share amounts)

(10) Employee Benefit Plans

      The Company maintains a defined contribution employee retirement plan, which includes a 401(k) option, under which employees are eligible to participate after they complete 90 days of service. Employees are eligible for Central matching contributions after one year of service. The Company's contributions to the plan each year are made at the discretion of the Company's board of directors. For the years ended December 31, 2003, 2002, and 2001, the Company's contributions to the plan, including matching 401(k) contributions, were $2,199, $2,282 and $2,406, respectively.

      The Company also sponsors a health plan that provides postretirement medical benefits to full-time employees who meet minimum age and service requirements. The plan is contributory, with retiree contributions adjusted annually, and contains other cost-sharing features such as deductibles and coinsurance. The Company's policy is to fund the cost of medical benefits in amounts determined at the discretion of management. The plan has no assets, and accordingly, no reconciliation of fair value of plan assets is provided and the funded status is based solely on the benefit obligation.

      During 2003 the Company amended its health plan resulting in a reduction of benefits. The amendment to the plan eliminated any future post retirement benefit obligation. The Company reported a gain of $7,799 as a result of the amendment.

                                                           Years Ended
                                                          December 31,
                                                    ------------------------
                                                      2002           2002
                                                    -------         -------
Change in benefit obligation:
  Benefit obligation at beginning of year ......    $ 8,313         $ 7,564
  Service cost .................................         --              36
  Interest cost ................................         --             194
  Benefits paid ................................     (2,212)         (1,910)
  Plan amendment ...............................     (7,799)         (5,245)
  Participant contributions ....................      1,698           1,258
  Actuarial loss ...............................         --           1,171
                                                    -------         -------
  Benefit obligation at end of year ............         --           3,068
  Unrecognized plan amendment gain .............         --           5,245
                                                    -------         -------
  Accrued postretirement benefits ..............    $    --         $ 8,313
                                                    =======         =======

                                                       Years Ended December 31
                                                       -------------------------
                                                       2003      2002      2001
                                                       ----      ----      ----
Net benefit cost included the following components:

  Service cost ....................................    $ --      $ 36      $116
  Interest cost ...................................      --       194       493
                                                       ----      ----      ----
                                                                           ----
                                                       $ --      $230      $609
                                                       ====      ====      ====

      For measurement purposes, a 1% annual rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) was assumed, which is also the maximum employer provided increase per year. An increase in the health care cost trend assumption has no effect on the amounts reported because the amounts are provided assuming the maximum employer provided increase per year.

      The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 6.5% at December 31, 2002.

CENTRAL FREIGHT LINES, INC. AND SUBSIDIARIES
NOTES TO CONSOLDIATED FINANCIAL STATEMENTS -continued
(Thousands of dollars, except share and per share amounts)

(11) Fair Value of Financial Instruments

      At December 31, 2003 and 2002, the carrying value of the Securitization Facility approximates fair value because amounts outstanding bear interest at current commercial paper rates. At December 31, 2003 and 2002, the fair value of the related party financing arrangement cannot be determined without incurring excessive costs due to the related party nature of the instrument. At December 31, 2003, and 2002, the carrying value of other long-term debt approximates fair value.

(12) Leases

      In 1998, the Company entered into agreements with its principal stockholder to lease the land and related improvements of three terminals. The leases are for 10 years, cancelable within one month's notice by either party, with a renewal option for an additional ten-year term. The annual lease payments over the initial term of the lease are $310. The leases have been accounted for as operating leases.

      In 1999, the Company entered into agreements to lease three terminals from Southwest Premier for 10 years with a renewal option for an additional 10 years. The annual lease payments over the initial term of the leases are $703. These leases have been accounted for as operating leases.

      In 2001, the Company entered into agreements to lease two terminals from Southwest Premier for 76 and 77 months with a renewal option for an additional 10 years. The annual lease payments over the initial term of the leases are $744. These leases have been accounted for as operating leases.

      The Company leases various terminal and office facilities, tractors, trailers and other equipment under noncancelable operating leases. Rental expense was $5,084, $5,114 and $5,263 for the years ended December 31, 2003, 2002, and 2001, respectively. Included in these amounts are $1,903, $1,779, and $1,600 in 2003, 2002, and 2001, respectively, paid to affiliates of the Company for the rental of revenue and service equipment, terminals and office space.

      Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) and capital leases at December 31, 2003, are:

                                             Capital       Operating
                                              Leases        Leases
                                             -------       ---------
Year ending December 31:
  2004 ...............................       $ 7,618       $ 4,473
  2005 ...............................         9,988         3,713
  2006 ...............................         5,201         2,952
  2007 ...............................         5,904         2,671
  2008 ...............................           590         2,212
Thereafter ...........................            --         4,442
                                            --------       -------
     Total minimum lease payments ....        29,301        20,463
                                                           =======
Less amount representing interest ....        3,107
                                            -------
                                            $26,194
                                            =======

CENTRAL FREIGHT LINES, INC. AND SUBSIDIARIES

(Thousands of dollars, except share and per share amounts)

(13) Cash Flow Information

      Short-term interest-bearing instruments with maturities of three months or less at the date of purchase are considered cash equivalents.

      During 2003, 2002, and 2001, the Company paid cash for interest of $9,852, $7,815, and $8,630, respectively.

      During 2003, 2002, and 2001, the Company paid cash for income taxes of $132, $31, and $94, respectively.

      During 2003, 2002, and 2001, the Company leased certain equipment under capital leases in the amount of $5,672, $2,680, and $9,136, respectively.

      During 2003, the Company had a $390 non-cash reduction of properties held for sale, which was accounted for as a reduction of the related party financing.

      During 2002, the Company assumed certain notes payable totaling $11,400 as part of the Central Refrigerated acquisition. See note 3.

(14) Contingencies

      The Company is involved in certain claims and pending litigation arising from the normal conduct of business. Based on the present knowledge of the facts, management believes the resolution of the claims and pending litigation will not have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.

      The Company is subject to loss contingencies pursuant to federal, state, and local environmental regulations dealing with the transportation, storage, presence, use, disposal, and handling of hazardous materials, discharge of storm water and fuel storage tanks. Environmental liabilities, including remediation costs, are accrued when amounts are probable and can be reasonably estimated.

(15) Related-Party Transactions

      At December 31, 2002, the Company had approximately $7,988 of outstanding advances to its principal stockholder, including $3,488 of notes receivable bearing interest at a rate of 4.10%. There is also an unsecured note agreement in the amount of $4,500 with a stated interest rate of 9.0%. These notes have been reflected as a reduction of stockholders' equity. These notes, along with $660 of unaccrued interest, were paid off in 2003.

      During the years ended December 31, 2003, 2002, and 2001, the Company incurred approximately $18,582, $21,106, and $17,708, respectively, for transportation services provided by companies for which the Company's principal stockholder is the Chairman. At December 31, 2003, and 2002, the Company had payables of $1,020 and $1,710, respectively, for these transportation services.

      During the years ended December 31, 2003, 2002, and 2001, the Company incurred $12, $286 and $53, respectively, to an entity owned by a stockholder of the Company for legal services. The Company also paid $525 for legal services in 2003, which are related to the initial public offering and accounted for as a reduction of proceeds.

      During the years ended December 31, 2003, 2002, and 2001, the Company had tire sales of approximately $962, $3,330, and $2,590, respectively, to an affiliate. The Company had trade receivables of approximately $0 and $651 as of December 31, 2003 and 2002, respectively, for these sales.

      See also notes 3, 6, 7, and 12 for additional disclosures regarding related party transactions.

CENTRAL FREIGHT LINES, INC. AND SUBSIDIARIES
NOTES TO CONSOLDIATED FINANCIAL STATEMENTS -continued
(Thousands of dollars, except share and per share amounts)

(16) Pro Forma Income (Loss) Per Share

     The calculation for pro forma income (loss) per share was calculated as shown below.


                                                                   2003               2002              2001
                                                              ------------       ------------       ------------
Net income (loss):
  Net (loss) income ....................................      $     (5,905)      $      5,242       $     (6,892)
  Pro forma federal tax adjustment (unaudited) .........            14,268             (4,193)               989
                                                              ------------       ------------       ------------
  Pro forma net income (loss) from continuing operations
(unaudited) ............................................             8,363              1,049             (5,903)
  Loss from discontinued operations ....................            (8,341)                --                 --
                                                              ------------       ------------       ------------
  Pro forma net income (loss) (unaudited) ..............      $         22       $      1,049       $     (5,903)
                                                              ============       ============       ============
Shares:
  Basic shares (weighted-average shares
     outstanding) ......................................        11,162,814         10,868,218         10,916,315
  Stock options ........................................           935,124            654,348                 --
  Other ................................................             4,796             25,004                 --
                                                              ------------       ------------       ------------
  Diluted shares .......................................        12,102,734         11,547,570         10,916,315
                                                              ============       ============       ============
Pro forma basic income (loss) per share
  (unaudited) ..........................................      $       0.00       $       0.10       $      (0.54)

Pro forma diluted income (loss) per share
  (unaudited) ..........................................      $       0.00       $       0.09       $      (0.54)

      For the years ended December 31, 2002, and 2001, the Company had 245,295, and 1,152,622 stock options that were anti-dilutive. There were no anti-dilutive options in 2003. As a result, the assumed shares under the treasury stock method have been excluded from the calculation of diluted income (loss) per share.

(17) Pro Forma C Corporation Data (unaudited)

      On November 1, 2003, the Company converted from an S corporation to a C corporation for federal income tax purposes. The unaudited pro forma C corporation data for the years ended December 31, 2003, 2002, and 2001 are based on the historical consolidated statements of operations and give effect to pro forma income taxes as if the Company were a C corporation for the entire duration of all years presented.

CENTRAL FREIGHT LINES, INC. AND SUBSIDIARIES
NOTES TO CONSOLDIATED FINANCIAL STATEMENTS -continued
(Thousands of dollars, except share and per share amounts)

(18) Valuation and Qualifying Accounts

                                   Balance at   Charged to            Balance at
                                    Beginning    Costs and     Net      End of
                                     of Year     Expenses   Writeoffs    Year
                                     -------     --------   --------- ----------
Allowance for doubtful accounts
  Year ended December 31, 2003 ..    $ 2,294     $   876    $   718    $ 2,452
  Year ended December 31, 2002 ..      3,591          82      1,379      2,294
  Year ended December 31, 2001 ..      3,113       3,025      2,547      3,591
Allowance for revenue adjustments
  Year ended December 31, 2003 ..    $ 2,850     $12,356    $12,305    $ 2,901
  Year ended December 31, 2002 ..      3,112      13,692     13,954      2,850
  Year ended December 31, 2001 ..      7,633      16,706     21,227      3,112


                                   Balance at   Charged to            Balance at
                                    Beginning    Costs and   Claims     End of
                                     of Year     Expenses     Paid       Year
                                     -------     --------   --------- ----------

 Cargo claims accruals
   Year ended December 31, 2003 .    $ 4,039     $10,326    $10,577    $ 3,788
   Year ended December 31, 2002 .      4,023      10,793     10,777      4,039
   Year ended December 31, 2001 .      4,108       8,457      8,542      4,023
 Insurance accruals
   Year ended December 31, 2003 .    $14,717     $28,947    $26,687    $16,977
   Year ended December 31, 2002 .     15,532      26,632     27,447     14,717
   Year ended December 31, 2001 .      7,377      34,622     26,467     15,532

(19) Subsequent Event

      Effective March 5, 2004, the Company purchased selected terminals and rolling stock of Eastern Oregon Fast Freight ("EOFF") a non-union less-than-truckload carrier that operates 21 terminals in the states of Oregon, Washington, and Idaho. The selected assets of EOFF were purchased for approximately $10.0 million in cash. The purpose of the acquisition was to expand the Company operations into the Pacific Northwest. The assets acquired were recorded at estimated fair values as determined by the Company's management.

                                  EXHIBIT INDEX

Number   Description
------   -----------
2.1 Amended and Restated Asset Purchase Agreement dated April 18, 2002, by and among Central Refrigerated Service, Inc., a Nebraska corporation, and Simon Transportation Services Inc., a Nevada corporation, and its subsidiaries, Dick Simon Trucking, Inc., a Utah corporation, and Simon Terminal, LLC, an Arizona limited liability company. (Incorporated by reference to Exhibit 2.1 to the Company's Registration Statement on Form S-1 No. 333-109068.)

2.2(a) Separation Agreement dated November 30, 2002, by and among Central Freight Lines, Inc., a Texas corporation, Central Refrigerated Service, Inc., a Nebraska corporation, the Jerry and Vickie Moyes Family Trust, Interstate Equipment Leasing, Inc., an Arizona corporation, and Jerry Moyes individually. (Incorporated by reference to Exhibit 2.2(a) to the Company's Registration Statement on Form S-1 No. 333-109068.)

2.2(b) Amendment Number One to Separation Agreement dated December 23, 2002, by and among Central Freight Lines, Inc., a Texas corporation, Central Refrigerated Service, Inc., a Nebraska corporation, the Jerry and Vickie Moyes Family Trust, Interstate Equipment Leasing, Inc., an Arizona corporation, and Jerry Moyes individually. (Incorporated by reference to Exhibit 2.2(b) to the Company's Registration Statement on Form S-1 No. 333-109068.)

2.2(c) Amendment Number Two to Separation Agreement effective as of October 28, 2003, by and among Central Freight Lines, Inc., a Texas corporation, Central Refrigerated Service, Inc., a Nebraska corporation, the Jerry and Vickie Moyes Family Trust, Interstate Equipment Leasing, Inc. an Arizona corporation, and Jerry Moyes individually. (Incorporated by reference to Exhibit 2.2(c) to the Company's Registration Statement on Form S-1 No. 333-109068.)

2.3 Agreement and Plan of Merger, dated as of June 9, 1999, by and among Jaguar Fast Freight, Inc., an Arizona corporation, and Central Freight Lines, Inc., a Texas corporation and the stockholders of Jaguar. (Incorporated by reference to Exhibit 2.3 to the Company's Registration Statement on Form S-1 No. 333-109068.)

3.1 Amended and Restated Articles of Incorporation of Central Freight Lines, Inc., a Nevada corporation. (Incorporated by reference to Exhibit 3.1(b) to the Company's Registration Statement on Form S-1 No. 333-109068.)

3.2 Bylaws of Central Freight Lines, Inc., a Nevada corporation. (Incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 No. 333-109068.)

4.1 Amended and Restated Articles of Incorporation of Central Freight Lines, Inc., a Nevada corporation. (Incorporated by reference to Exhibit 3.1 to this Report on Form 10-K.)

4.2 Bylaws of Central Freight Lines, Inc., a Nevada corporation. (Incorporated by reference to Exhibit 3.2 to this Report on Form 10-K.)

4.3 Stockholders' Agreement, dated as of June 11, 1999, by and among Jerry Moyes, Richard Slater, Mark Fabritz, Kent Chapman, and Larry Rockwell. (Incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-1 No. 333-109068.)

10.1(a) Central Freight Lines, Inc. 401(k) Savings Plan. (Incorporated by reference to Exhibit 10.1(a) to the Company's Registration Statement on Form S-1 No. 333-109068.)

10.1(b) First Amendment to Central Freight Lines, Inc. 401(k) Savings Plan. (Incorporated by reference to Exhibit 10.1(b) to the Company's Registration Statement on Form S-1 No. 333-109068.)

10.2(a) Central Freight Lines, Inc. Incentive Stock Plan. (Incorporated by reference to Exhibit 10.2(a) to the Company's Registration Statement on Form S-1 No. 333-109068.)

10.2(b) Form of Stock Option Agreement. (Incorporated by reference to Exhibit 10.2(b) to the Company's Registration Statement on Form S-1 No. 333-109068.)

10.3 Form of Outside Director Stock Option Agreement. (Incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1 No. 333-109068.)

10.4(a) Revolving Credit Loan Agreement dated April 30, 2002, by and between Central Freight Lines, Inc., a Texas corporation, and Suntrust Bank, a Georgia state banking corporation. (Incorporated by reference to Exhibit 10.4(a) to the Company's Registration Statement on Form S-1 No. 333-109068.)

10.4(b) First Amendment to Revolving Credit Loan Agreement and First Amendment to Revolving Credit Note dated June 26, 2002, by and between Central Freight Lines, Inc., a Texas corporation, and Suntrust Bank, a Georgia state banking corporation. (Incorporated by reference to Exhibit 10.4(b) to the Company's Registration Statement on Form S-1 No. 333-109068.)

10.4(c) Second Amendment to Revolving Credit Loan Agreement and Second Amendment to Revolving Credit Note dated February 5, 2003, by and between Central Freight Lines, Inc., a Texas corporation, and Suntrust Bank, a Georgia state banking corporation. (Incorporated by reference to Exhibit 10.4(c) to the Company's Registration Statement on Form S-1 No. 333-109068.)

10.4(d) Third Amendment to Revolving Credit Loan Agreement dated March 21, 2003, by and between Central Freight Lines, Inc., a Texas corporation, and Suntrust Bank, a Georgia state banking corporation. (Incorporated by reference to Exhibit 10.4(d) to the Company's Registration Statement on Form S-1 No. 333-109068.)

10.4(e) Fourth Amendment to Revolving Credit Loan Agreement dated May 19, 2003, by and between Central Freight Lines, Inc., a Texas corporation, and Suntrust Bank, a Georgia state banking corporation. (Incorporated by reference to Exhibit 10.4(e) to the Company's Registration Statement on Form S-1 No. 333-109068.)

10.4(f) Fifth Amendment to Revolving Credit Loan Agreement dated July 5, 2003, by and between Central Freight Lines, Inc., a Texas corporation, and Suntrust Bank, a Georgia state banking corporation. (Incorporated by reference to Exhibit 10.4(f) to the Company's Registration Statement on Form S-1 No. 333-109068.)

10.4(g) Sixth Amendment to Revolving Credit Loan Agreement dated September 22, 2003 by and between Central Freight Lines, Inc., a Texas corporation, and Suntrust Bank, a Georgia state banking corporation. (Incorporated by reference to Exhibit 10.4(g) to the Company's Registration Statement on Form S-1 No. 333-109068.)

10.4(h) Seventh Amendment to Revolving Credit Loan Agreement dated September 22, 2003 by and between Central Freight Lines, Inc., a Texas corporation, and Suntrust Bank, a Georgia state banking corporation. (Incorporated by reference to Exhibit 10.4(h) to the Company's Registration Statement on Form S-1 No. 333-109068.)

10.4(i) Third Amendment to Revolving Credit Note dated May 19, 2003 by and between Central Freight Lines, Inc., a Texas corporation, and Suntrust Bank, a Georgia state banking corporation. (Incorporated by reference to Exhibit 10.4(i) to the Company's Registration Statement on Form S-1 No. 333-109068.)

10.4(j) Third Amendment (sic) to Revolving Credit Note dated September 22, 2003 by and between Central Freight Lines, Inc., a Texas corporation, and Suntrust Bank, a Georgia state banking corporation. (Incorporated by reference to Exhibit 10.4(j) to the Company's Registration Statement on Form S-1 No. 333-109068.)

10.5 Guaranty dated April 30, 2002, by Central Freight Lines, Inc., a Nevada corporation, in favor of Suntrust Bank, a Georgia state banking corporation. (Incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-1 No. 333-109068.)

10.6 Security Agreement dated April 30, 2002, by and among Central Freight Lines, Inc., a Texas corporation, Jerry C. Moyes, and Suntrust Bank, a Georgia state banking corporation. (Incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1 No. 333-109068.)

10.7 Note dated April 30, 2002, by Jerry C. Moyes in favor of Central Freight Lines, Inc., a Texas corporation. (Incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-1 No. 333-109068.)

10.8(a) Loan Agreement dated April 30, 2002, by and among Central Receivables, Inc., a Nevada corporation, Three Pillars Funding Corporation, a Delaware corporation, and Suntrust Capital Markets, Inc., a Tennessee corporation, as agent. (Incorporated by reference to Exhibit 10.8(a) to the Company's Registration Statement on Form S-1 No. 333-109068.)

10.8(b) First Amendment to Loan Agreement dated April 29, 2003, by and among Central Receivables, Inc., a Nevada corporation, Three Pillars Funding Corporation, a Delaware corporation, and Suntrust Capital Markets, Inc., a Tennessee corporation, as agent. (Incorporated by reference to Exhibit 10.8(b) to the Company's Registration Statement on Form S-1 No. 333-109068.)

10.9 Receivables Purchase Agreement dated April 30, 2002, by and between Central Freight Lines, Inc., a Texas corporation, and Central Receivables, Inc., a Nevada corporation. (Incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-1 No. 333-109068.)

10.10 Second Amended and Restated Master Lease Agreement-- Parcel Group A dated February 20, 2003 by and between Southwest Premier Properties, L.L.C., a Texas limited liability company, and Central Freight Lines, Inc., a Texas corporation. (Incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1 No. 333-109068.)

10.11 Second Amended and Restated Master Lease Agreement-- Parcel Group B dated February 20, 2003 by and between Southwest Premier Properties, L.L.C., a Texas limited liability company, and Central Freight Lines, Inc., a Texas corporation. (Incorporated by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-1 No. 333-109068.)

10.12 Amended and Restated Lease dated February 20, 2003 by and between JVM Associates and Central Freight Lines, Inc., a Texas corporation. (Incorporated by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-1 No. 333-109068.)

10.13 Amended and Restated Lease dated February 20, 2003 by and between Jerry and Vickie Moyes and Central Freight Lines, Inc., a Texas corporation. (Incorporated by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-1 No. 333-109068.)

10.14 Amended and Restated Lease dated February 20, 2003 by and between Jerry and Vickie Moyes and Central Freight Lines, Inc., a Texas corporation. (Incorporated by reference to Exhibit 10.14 to the Company's Registration Statement on Form S-1 No. 333-109068.)

10.15 Employment Agreement dated January 7, 2002, by and between Central Freight Lines, Inc., a Texas corporation, and Robert V. Fasso. (Incorporated by reference to Exhibit 10.15 to the Company's Registration Statement on Form S-1 No. 333-109068.)

10.16 Employment Offer Letter to Doak D. Slay, dated December 23, 2002, by Central Freight Lines, Inc., as countersigned by Doak D. Slay. (Incorporated by reference to Exhibit 10.16 to the Company's Registration Statement on Form S-1 No. 333-109068.)

10.17 Equity Advancement Letter to Doak D. Slay, dated July 9, 2003, by Central Freight Lines, Inc., as countersigned by Doak D. Slay and Denise D. Slay. (Incorporated by reference to Exhibit 10.17 to the Company's Registration Statement on Form S-1 No. 333-109068.)

10.18 Employment Offer Letter to J. Mark Conard, dated August 16, 2003, by Central Freight Lines, Inc. (Incorporated by reference to Exhibit 10.18 to the Company's Registration Statement on Form S-1 No. 333-109068.)

10.19 Employment Offer Letter to Jeffrey A. Hale, dated June 7, 2002, by Central Freight Lines, Inc. (Incorporated by reference to Exhibit 10.19 to the Company's Registration Statement on Form S-1 No. 333-109068.)

10.20 Employment Separation Agreement and Release, dated as of February 21, 2002, to be effective as of March 9, 2002, by and between Central Freight Lines, Inc. and Joseph Gentry. (Incorporated by reference to
         Exhibit 10.20 to the Company's Registration Statement on Form S-1 No. 333-109068.)

10.21 Consulting Agreement, dated February 20, 2002, by and between Joseph B. Gentry and Central Freight Lines, Inc., a Nevada corporation. (Incorporated by reference to Exhibit 10.21 to the Company's Registration Statement on Form S-1 No. 333-109068.)

10.22 Contract for the Sale of Land dated September 19, 2003, between Doak D. Slay and Denise D. Slay and Central Freight Lines, Inc. (Incorporated by reference to Exhibit 10.22 to the Company's Registration Statement on Form S-1 No. 333-109068.)

10.23(a) Indemnification Agreement, effective as of December 31, 2002, by and between Central Freight Lines, Inc., a Texas corporation, and Central Refrigerated Service, Inc., a Nebraska corporation. (Incorporated by reference to Exhibit 10.23(a) to the Company's Registration Statement on Form S-1 No. 333-109068.)

10.23(b) Amendment Number One to Indemnification Agreement effective as of
         December 31, 2002, by and between Central Freight Lines, Inc., a Texas corporation, and Central Refrigerated Service, Inc., a Nebraska corporation. (Incorporated by reference to Exhibit 10.23(b) to the Company's Registration Statement on Form S-1 No. 333-109068.)

21.1*    Subsidiaries of Central Freight Lines, Inc., a Nevada corporation.

23.1*    Consent of KPMG LLP.

31.1* Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Robert V. Fasso, the Company's Chief Executive Officer.

31.2* Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Jeffrey
         A. Hale, the Company's Chief Financial Officer.

32.1* Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Robert V. Fasso, the Company's Chief Executive Officer.

32.2* Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Jeffrey A. Hale, the Company's Chief Financial Officer.
---------------
*  Filed herewith.