Form 10-Q
period 2004-04-03
CENTRAL FREIGHT LINES INC
filed 2004-05-18
CIK 1085636

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    Form 10-Q
     /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended April 3, 2004

                                       or
    / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
      For the transition period from ________________ to ________________.

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


                                 Not applicable

        (Former name or former address, if changed since the last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. X Yes No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act. -- Yes X No

The number of shares of common stock outstanding at May 5, 2004 was 17,781,195.

                           Central Freight Lines, Inc.
                                    Form 10-Q
                           Quarter ended April 3, 2004




Table of Contents

                                                                                                           Page Number

Part I. Financial Information

         Item 1.  Financial Statements

             Consolidated Balance Sheets as of April 3, 2004 (unaudited) and December 31, 2003                  3

             Consolidated Statements of Operations (unaudited) for the quarters
                  Ended April 3, 2004 and April 5, 2003                                                         4

             Consolidated Statements of Cash Flows (unaudited)for the quarters ended April 3, 2004
                  And April 5, 2003                                                                             5

             Notes to Unaudited Consolidated Financial Statements                                               6

         Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                                          11

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                   20

         Item 4.  Controls and Procedures                                                                      21

Part II.  Other Information

         Item 1.  Legal Proceedings                                                                            22

         Item 2.  Changes in Securities, Use of Proceeds, and Issuer Purchases
                      of Equity Securities                                                                     22

         Items 3,4 and 5  (Not applicable)                                                                     22

         Item 6.  Exhibits and Reports on Form 8-K                                                             23

         Signatures                                                                                            24

         Certifications                                                                                        25

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                  CENTRAL FREIGHT LINES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       April 3, 2004 and December 31, 2003
                    (Dollars in thousands, except share data)


                                         Assets                                        2004 (Unaudited)          2003
                                                                                      -------------------  -----------------
     Cash and cash equivalents                                                        $        26,747      $        41,493
     Accounts receivable less allowance for doubtful accounts and revenue                      52,735               51,864
        adjustments of $5,838 in 2004 and $5,353 in 2003
     Other current assets                                                                       9,789                8,298
     Deferred income taxes                                                                      5,595                4,588
                                                                                      -------------------  -----------------
                    Total current assets                                                       94,866              106,243
     Property and equipment, net                                                              122,167              114,693
     Goodwill                                                                                   4,324                4,324
     Other assets                                                                               2,739                2,113
                                                                                      -------------------  -----------------
                    Total assets                                                      $       224,096      $       227,373
                                                                                      ===================  =================

                          Liabilities and stockholders' equity
     Current maturities of long-term debt                                             $         6,036      $         6,375
     Short-term notes payable                                                                   3,024                    -
     Trade accounts payable                                                                    17,452               18,136
     Payables for related party transportation services                                         1,274                1,020
     Accrued expenses                                                                          25,775               27,207
                                                                                      -------------------  -----------------
                    Total current liabilities                                                  53,561               52,738

     Long-term debt, excluding current maturities                                              16,750               19,988
     Related party financing                                                                   22,920               23,154
     Other liabilities                                                                         22,473               23,055
                                                                                      -------------------  -----------------
                    Total liabilities                                                         115,704              118,935
                                                                                      -------------------  -----------------

     Commitments and contingencies
     Stockholders' equity:
       Preferred stock; $0.001 par value per share; 10,000,000 shares authorized;
         none issued or outstanding                                                                 -                    -
       Common Stock; $0.001 par value per share; 100,000,000 shares authorized,
         17,776,621 and 17,632,545 shares issued and outstanding as of
         April 3, 2004 and December 31, 2003                                                       18                   17
     Additional paid-in capital                                                               109,166              108,143
     Unearned compensation                                                                       (763)                (822)
     Retained (deficit)earnings                                                                   (29)               1,100
                                                                                      -------------------  -----------------
                    Total stockholders' equity                                                108,392              108,438
                                                                                      -------------------  -----------------
                    Total liabilities and stockholders' equity                        $       224,096      $       227,373
                                                                                      ===================  =================
      See accompanying notes to consolidated financial statements.


                  CENTRAL FREIGHT LINES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 Quarters ended April 3, 2004 and April 5, 2003
             (Unaudited, dollars in thousands except per share data)

                                                                                                   2004              2003
                                                                                          ------------------- ------------------
Operating revenues
                                                                                          $          97,038   $          98,802
                                                                                          ------------------- ------------------
Operating expenses:
  Salaries, wages and benefits                                                                       55,656              52,651
  Purchased transportation                                                                           11,305               7,825
  Purchased transportation - related parties                                                          2,277               6,206
  Operating and general supplies and expenses                                                        18,580              17,695
  Operating and general supplies and expenses - related parties                                          95                  35
  Insurance and claims                                                                                3,744               2,879
  Building and equipment rentals                                                                        929                 828
  Building and equipment rentals - related parties                                                      520                 422
  Depreciation and amortization                                                                       3,919               4,272
                                                                                          ------------------- ------------------
      Total operating expenses                                                                       97,025              92,813
                                                                                          ------------------- ------------------
  Income from operations                                                                                 13               5,989
Other expense:
  Interest expense                                                                                     (205)               (977)
  Interest expense - related parties                                                                 (1,605)             (1,512)
                                                                                          ------------------- ------------------
      (Loss) income from before income taxes                                                         (1,797)              3,500
Income taxes:
  Income tax benefit (expense)                                                                          668                (186)
                                                                                          ------------------- ------------------
      Net (loss) income                                                                   $          (1,129)  $            3,314
                                                                                          =================== ==================
Net loss per share:
    Basic                                                                                 $           (0.06)
    Diluted                                                                                           (0.06)

Weighted average outstanding shares (in thousands):
    Basic                                                                                            17,714
    Diluted                                                                                          17,714

Pro forma C corporation data (Note 5):
     Historical income before income taxes                                                                    $            3,500
     Pro forma income tax expense                                                                                         (1,560)
                                                                                                              -------------------
           Pro forma net income                                                                               $            1,940
                                                                                                              ===================
Net income per share:
        Basic                                                                                                 $             0.18
        Diluted                                                                                                             0.16

Weighted average outstanding shares (in thousands):
        Basic                                                                                                             10,868
        Diluted                                                                                                           12,025

See accompanying notes to consolidated financial statements.

                  CENTRAL FREIGHT LINES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 Quarters ended April 3, 2004 and April 5, 2003
                        (Unaudited, dollars in thousands)

                                                                         2004               2003
                                                                    --------------     -------------
Cash flows from operating activities:
     Net (loss) income                                              $    (1,129)       $     3,314
     Adjustments to reconcile net (loss) income to
       net cash used in operating activities:
         Bad debt expense                                                   (23)               276
         Non-cash interest expense - related parties                          -                500
         Equity in income of affiliate                                       (1)                (2)
         Depreciation and amortization                                    3,919              4,272
         Deferred income taxes                                             (643)                33
         Decrease in unearned compensation                                   59                 59
         Gain on curtailment of health plan                                   -             (2,489)
         Change in operating assets and liabilities, net
            of purchase accounting effects:
              Accounts receivable                                          (848)            (4,655)
              Accounts receivable - related parties                           -                651
              Other assets                                               (1,376)              (143)
              Trade accounts payable                                       (706)            (2,154)
              Trade accounts payable - related parties                      254                966
              Claims and insurance accruals                              (1,363)              (894)
              Accrued expenses and other liabilities                       (443)              (234)
                                                                    --------------     -------------
                  Net cash used in operating activities                  (2,300)              (500)
                                                                    --------------     -------------
Cash flows from investing activities:
     Additions to property and equipment                                 (2,505)              (824)
     Proceeds from sale of property and equipment                           244                 97
     Cash paid for acquisition of business                               (7,058)                 -
                                                                    --------------     -------------
                  Net cash used in investing activities                  (9,319)              (727)
                                                                    --------------     -------------
Cash flows from financing activities:
     Proceeds from long-term debt                                             -              7,174
     Repayments of long-term debt                                        (3,577)            (6,361)
     Exercise of stock options                                              497                  -
     Initial public offering costs                                          (44)              (413)
     Distributions paid                                                       -             (2,612)
                                                                    --------------     -------------
                  Net cash used in financing activities                  (3,127)            (2,212)
                                                                    --------------     -------------
                  Net decrease in cash                                  (14,746)            (3,439)
Cash at beginning of year                                                41,493              7,350
Cash at end of period                                               $    26,747        $     3,911
                                                                    ==============     =============
Supplemental disclosure of cash flow information:
 Cash paid during the quarterfor:
               Interest                                             $     1,865        $     2,977
               Income taxes                                         $        85        $         -
 Non-cash transaction:
               Note payable for acquisition of business:            $     3,024        $         -

See accompanying notes to consolidated financial statements.

                  CENTRAL FREIGHT LINES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
           (Dollars in thousands, except share and per share amounts)


(1) Basis of Presentation

    The accompanying consolidated financial statements of Central Freight Lines, Inc. and its wholly owned subsidiaries ("the Company") have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Quarterly Reports on Form 10-Q and Rule 10-01 of Regulation S-X, and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2003. Accordingly, significant accounting policies and other disclosures normally provided have been omitted since such information is provided therein.

    In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly our consolidated financial position as of April 3, 2004, the consolidated results of our operations for the quarters ended April 3, 2004 and April 5, 2003 and our consolidated cash flows for the quarters ended April 3, 2004 and April 5, 2003. The results of our operations for the quarter ended April 3, 2004 is not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

(2) Revenue Recognition

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

                  CENTRAL FREIGHT LINES, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -continued
           (Dollars in thousands, except share and per share amounts)

(3) Stock-Based Compensation

    The Company has a stock-based employee compensation plan. The Company accounts for that plan under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, the Company records compensation expense only if the fair value of the underlying stock exceeds the exercise price on the date of grant. The following table illustrates the effect on adjusted net (loss) income and adjusted (loss) income per share as if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, and as allowed by SFAS No. 148, Accounting for Stock-Based Compensation -- Transition and Disclosure, an Amendment of FASB No. 123, to stock-based employee compensation and had the Company been a C corporation in the 2003 first quarter.

                                                                                            Quarters   Ended
                                                                                         ----------------------
                                                                                          April 3,     April 5,
                                                                                           2004          2003
                                                                                         ----------    --------
                Net loss, as reported:                                                   $  (1,129)
                Add:
                     Stock-based employee compensation expense included in
                       reported net (loss), net of related tax effects                          59
                Deduct:
                     Total stock-based employee compensation expense
                       determined under fair value based method for all
                       awards, net of related tax effects                                     (156)
                                                                                         -----------
                Pro forma net loss                                                       $  (1,226)
                                                                                         ===========
                Net loss  per share
                  Basic
                       As reported                                                       $   (0.06)
                       Pro forma                                                             (0.07)
                  Diluted
                       As reported                                                           (0.06)
                       Pro forma                                                             (0.07)
                Net income, as reported:                                                               $    3,314
                Add:
                     Stock-based employee compensation expense included in
                       reported net income, net of related tax effects                                         59
                Deduct:
                     Total stock-based employee compensation expense determined under fair value based method for all awards, net of
                       related tax effects                                                                    (69)
                Adjusted net income                                                                         3,304
                Pro forma federal income tax adjustment                                                    (1,374)
                                                                                                       -----------
                Adjusted pro forma net income                                                          $    1,930
                                                                                                       ===========
                Adjusted pro forma net income per share
                  Basic
                       As reported                                                                     $     0.18
                       Pro forma                                                                             0.18
                  Diluted
                       As reported                                                                           0.16
                       Pro forma                                                                             0.16

                  CENTRAL FREIGHT LINES, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -continued
           (Dollars in thousands, except share and per share amounts)

(4) Acquisition

         Effective March 5, 2004, the Company purchased selected terminals and rolling stock of Eastern Oregon Fast Freight ("EOFF") a non-union less-than-truckload carrier that operated 21 terminals in the states of Oregon, Washington, and Idaho. The selected assets of EOFF were purchased for approximately $10.0 million in cash ($7.0 million of the purchase price was paid in the first quarter with the remainder to be paid before the end of 2004). Included in the purchase price was a $600 non-compete agreement that will be amortized over the length of the agreement. The purpose of the acquisition was to expand the Company's operations into the Pacific Northwest. The assets acquired were recorded at estimated fair values as determined by the Company's management based on information currently available and on assumptions as to future operations. If the results of the operations of EOFF had been reflected in the Company's consolidated results effective January 1, 2004, the EOFF results would not have had a material effect on the Company's consolidated results.

The $10.0 million purchase price was allocated as follows:
         (dollars in millions)
         Property and equipment     $9.4
         Non-compete agreement       0.6
                                   -----
         Total                     $10.0
                                   =====
(5) (Loss) income Per Share

    On November 1, 2003, the Company converted from an S corporation to a C corporation (see note 7). (Loss) income per share has been calculated as if the Company were a C corporation for federal income tax purposes for the first quarter of 2003. Basic (loss) income per share is calculated using the weighted average number of shares outstanding. The weighted average shares outstanding used in the calculation of diluted (loss) income per share in the 2003 first quarter includes the dilutive effect of options to purchase common stock, calculated using the treasury stock method. Unexercised stock options are the only reconciling items between basic and diluted income per share for 2003.

    The following table presents information necessary to calculate basic and diluted (loss) income per share:

                                                                       Quarters ended
                                                              April 3, 2004         April 5, 2003
                                                              -------------         -------------
Net (loss) income                                                $ (1,129)           $    3,314
                                                                 ========
Pro forma federal tax adjustment                                                        (1,374)
                                                                                        -------
 Pro forma net income                                                                $    1,940
      (Shares in thousands)                                                             =======
Weighted average shares outstanding - basic                        17,714                10,068
Common stock equivalents                                                -                 1,157
                                                                 --------               -------
Weighted average shares outstanding - diluted                      17,714                12,025
                                                                 ========               =======
Basic loss per share                                                (0.06)
Pro forma basic income per share                                                           0.18
Diluted loss per share                                              (0.06)
Pro forma diluted income per share                                                         0.16

Anti-dilutive  unexercised options excluded
        From calculation                                            1,906                   206

                  CENTRAL FREIGHT LINES, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -continued
           (Dollars in thousands, except share and per share amounts)

(6) Debt and Related Party Financing

(a)  Debt

    Long-term debt consists of the following at April 3, 2004 and December 31, 2003:

                                               2004              2003
                                             -------           -------
        Securitization facility              $     -           $     -
        Revolving facility                         -                 -
        Equipment notes payable                  131               169
        Capital lease obligations             22,655            26,194
                                             -------           -------
                                              22,786            26,363
        Less:  Current portion                 6,036             6,375
                                             -------           -------
                                             $16,750           $19,988
                                             =======           =======

    On April 30, 2002, the Company entered into a $40,000 revolving accounts receivable securitization facility (the Securitization Facility) and a $19,000 revolving credit facility (the Revolving Facility). Under the Securitization Facility, the Company, on a revolving basis, sells its interests in its accounts receivable to Central Receivables, a wholly-owned, special purpose subsidiary. The assets and liabilities of Central Receivables are included in the consolidated financial statements of the Company. The Company can receive up to $40,000 of proceeds, subject to eligible receivables and will pay a service fee recorded as interest expense, as defined in the agreement. The Company pays commercial paper interest rates plus an applicable margin on the proceeds received. Interest is generally payable monthly. The Securitization Facility includes certain restrictions and financial covenants. The Company must pay a commitment fee equal to 0.2% per annum of 102% of the facility limit minus the aggregate principal balance, as well as an administrative fee equal to 0.15% per annum of the uncommitted balance. As of April 3, 2004, there were no borrowings outstanding under the Securitization Facility.

    Under the Revolving Facility, the Company can receive up to $19,000 of proceeds, secured by certain revenue equipment. As of December 31, 2003 and April 3, 2004, the Company had no outstanding borrowings under this facility. The Revolving Facility accrues interest at either a variable base rate equal to the bank's prime lending rate or at a variable rate equal to LIBOR plus 175 basis points. Interest is payable in periods from one to three months at the option of the Company. The Company must maintain certain financial and non-financial covenants. The Company also had letters of credit of $14,406 outstanding under the Revolving Facility at April 3, 2004. The Company must pay a commitment fee equal to 0.25% per annum on the daily unused Revolving Facility as well as a letter of credit fee equal to 1.75% per annum on the average daily amount of the letters of credit. The maturity date of the Revolving Facility is October 31, 2004. At April 3, 2004, the Company had $4,594 available under the Revolving Facility.

    The Company has entered into a number of note agreements with a third party to acquire equipment for use in its operations. The balance of these notes was $131 and $169 at April 3, 2004 and December 31, 2003, respectively. These notes with fixed interest rates ranging from 7.75% to 8.75% mature at various dates through January 2006 and require monthly principal and interest payments through maturity. These notes are secured by the equipment acquired.

                  CENTRAL FREIGHT LINES, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -continued
           (Dollars in thousands, except share and per share amounts)


        In March 2004, (see Note 4 above) the Company acquired certain assets of EOFF for approximately $10,000. Under the terms of the agreement, the Company paid approximately $7.0 million of the purchase price at closing. The remaining $3,024 is recorded on the consolidated balance sheet as short-term notes payable.

 (b) Related-Party Financing

    In 1998, the Company entered into an agreement with Southwest Premier Properties, L.L.C. ("Southwest Premier"), an entity controlled by the Company's principal stockholder, for the sale and leaseback of the land, structures and improvements of some of the Company's terminals. For financial accounting purposes, this transaction has been accounted for as a financing arrangement. Consequently, the related land, structures and improvements remain on the Company's consolidated balance sheet. The initial lease term is for ten years with an option for an additional ten years at the then fair market rental rate. At the expiration of the original lease term, the Company has an option to purchase all of the properties, excluding certain surplus properties, for the then fair market value.

     Since the fair value of the properties sold and leased back has always equaled or exceeded the proceeds from the financing arrangement, the annual lease payments have been reflected as a cost of the financing and recorded as interest expense. During 2004, $234 of these properties were sold and accounted for as a reduction in the financing obligation and a reduction in property. The amount outstanding under the financing agreement was $22,920 and $23,154 at April 3, 2004 and December 31, 2003, respectively. If the Company exercises the fair value purchase option, the excess of the amount paid over the recorded financing obligation will be reflected as additional interest expense. If the fair value purchase option is not exercised at the end of the lease term, the excess of the recorded financing obligation over the net book value of the related properties will be reflected as a gain on the financing arrangement.

(7) Income Taxes

    On November 1, 2003, the Company converted to a C Corporation for federal income tax purposes.

    Prior to the C Corporation election, the Company elected S Corporation status for federal income tax purposes. Accordingly, the accompanying unaudited consolidated financial statements for the quarter ended April 5, 2003 do not include the effects of federal income taxes, and income taxes consist solely of state income taxes.

(8) Contingencies

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

(9) Related-Party Transactions

    During the quarters ended April 3, 2004 and April 5, 2003 the Company incurred approximately $2,277 and $6,206, respectively, for transportation services provided by companies for which the Company's principal stockholder is the Chairman. At April 3, 2004, the Company had payables of $1,274 for these transportation services.

    During the quarters ended April 3, 2004 and April 5, 2003, the Company incurred $95, and $35, respectively, to an entity owned by a stockholder of the Company for legal services. The Company also paid $117 for legal services in 2003, which were related to the initial public offering.

    During the quarters ended April 3, 2004 and April 5, 2003, the Company incurred $520, and $422, respectively, for building rental expense with related parties.

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.
Cautionary Note Regarding Forward-Looking Statements
    Except for the historical information contained herein, the discussion in this annual report contains "forward-looking statements," which include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation, and availability of resources. These forward-looking statements include, without limitation, statements regarding: expectations as to operational improvements; expectations as to cost savings, revenue growth, and income; the time by which certain objectives will be achieved; proposed new products and services; expectations that claims, lawsuits, commitments, contingent liabilities, labor negotiations, or agreements, or other matters will not have a materially adverse effect on our consolidated financial position, results of operations, or liquidity; statements concerning projections, predictions, expectations, estimates, or forecasts as to our business, financial, and operational results and future economic performance; and statements of management's goals and objectives, and other similar expressions concerning matters that are not historical facts. Words such as "may," "will," "should," "could," "would," "predicts," "potential," "continue," "expects," "anticipates," "future," "intends," "plans," "believes," "estimates," and similar expressions, as well as statements in future tense, identify forward-looking statements. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and/or management's good faith belief with respect to future events, and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. Readers should review and consider the factors discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors that May Affect Future Results" of our Annual Report on Form 10-K, filed on March 30, 2004, along with the various disclosures by us in our press releases, stockholder reports, and other filings with the Securities and Exchange Commission. We do not assume, and specifically disclaim, any obligation to update any forward-looking statement contained in this Report.

Executive Overview

    We are one of the ten largest regional less-than-truckload ("LTL") carriers in the United States based on revenues, generating approximately $390.0 million in revenue during 2003 and approximately $97.0 million in revenue during the first quarter of 2004. In our operations, we pick up and deliver multiple shipments for multiple customers on each trailer. In 2003 and the first quarter of 2004, a significant portion of our business was concentrated in our Southwest region, which is anchored by Texas and California, two of the nation's three largest state economies.

     We grew substantially between our first full year of operation in 1998 and 2001, but our operating results were less than we desired and we experienced an operating loss during 2001. In 2002 and 2003, we assembled a new senior management team and began executing a strategic plan designed to increase the efficiency of our operations and expand our geographic territory. In 2002 and 2003, we focused on streamlining our terminal network, routing freight efficiently through that network, improving our freight mix through a comprehensive yield management program, and applying our dynamic resource planning process to our operations. In 2002 and 2003, our profitability, as measured by operating ratio, recovered from a negative trend that resulted in an operating ratio of 100.4% for the fourth quarter of 2001. In 2002 and 2003, our profitability improved substantially, and we achieved an operating ratio of 93.9% for the year ended December 31, 2003. Our results for 2003 included several items that we consider to be unusual. During 2003, we recorded an aggregate of $3.8 million in increases to our insurance reserves for accident, workers' compensation, and other liabilities arising prior to 2003 ($1.8 million of which related to two accidents that occurred in 2002). This compared to an accrual of $0.5 million relating to claims that arose in prior periods in that we accrued in the year ended December 31, 2002. We recorded the increased accruals despite improvements in our rate of both accident claims and workers' compensation claims during 2003. We also amended a benefit plan to reduce our future obligations. As a result of this amendment, we recorded a curtailment gain of approximately $7.8 million in 2003. In addition, in January of 2002 and 2003, we increased the useful lives and decreased the salvage values of our tractors and trailers to reflect that we are operating the tractors and trailers for longer periods than previously estimated by our past management. These changes decreased our depreciation expense by approximately $3.5 million compared with the expense we would have recorded under the prior estimate. Except for the depreciation benefit (approximately $3.5 million per year), we do not anticipate benefits similar to these in future periods. In the aggregate, therefore, these items had a positive effect of approximately $7.5 million ($4.0 million excluding the depreciation benefit) on our operating income for the year ended December 31, 2003. Because our dynamic resource planning process has only been partially applied in our freight movement process, we believe that our strategic plan affords us the opportunity for continued margin improvement and revenue growth in the future. However, our ability to apply the process in other areas and realize the efficiencies we believe to be obtainable will be deferred pending integration of our expanded Northwest region discussed below.

    In December 2002, we expanded service in a seven-state, Midwest region, establishing all-points coverage in six of these states. Our expenses for the quarter ended April 5, 2003, reflect the costs of this Midwest expansion, primarily consisting of purchased transportation, employee training, and relocation expenses.

    On March 16, 2004, we announced the acceleration of our expansion into the Pacific Northwest through the purchase of selected terminal network and rolling stock of Eastern Oregon Fast Freight, Inc. ("EOFF"), a non-union LTL carrier that operated in the states of Oregon, Washington, and Idaho. The selected assets of EOFF were purchased for approximately $10.0 million, with $7.0 million of the purchase price paid from cash reserves in the first quarter of 2004. The remainder of the purchase price will be paid later in 2004. The assets acquired included six owned terminal properties, eleven leased terminal properties, 160 tractors, and 644 trailers.

    Our operating expenses for the quarter ended April 3, 2004, reflect the costs of our accelerated Northwest expansion, primarily consisting of additional employee costs, relocation expenses, and additional lease expense for terminals in the expanded territory. Further, our Northwest expansion contributed to lower productivity and delays in the roll-out of our efficiency initiatives, due in substantial part to our management's focus on the expansion. As previously described in more detail in our annual report on Form 10-K, filed with the Securities and Exchange Commission on March 30, 2004, we expect the costs and revenue impacts from our Northwest expansion to negatively affect our results throughout most of 2004.

     For the quarter ended April 3, 2004, total revenue decreased $1.8 million compared to the quarter ended April 5, 2003, due primarily to one less working day in 2004. Net income (loss) decreased from pro forma C corporation net income of $1.9 million, or $0.16 per diluted share, in the first quarter of 2003 to a loss of $(1.1) million, or $(0.06) per diluted share, in the first quarter of 2004. The decrease in net income (loss) resulted primarily from decreased revenues and increased costs discussed in more detail below in "Results of Operations."

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

    Following the arrival of our new management team in early 2002, we closed approximately 25% of our then existing terminals and implemented a yield management process intended to eliminate freight that did not generate sufficient returns. As a result of these efforts, our revenues decreased $24.3 million, or 6.1%, from $395.7 million for 2001 to approximately $371.4 million in 2002, but revenue derived from the resulting improved freight portfolio began to increase in the latter part of 2002 and in 2003 as our revenue increased to $389.7 million. Revenue per day was largely unchanged in the first quarter of 2004, as compared to the first quarter of 2003, at approximately $1.47 million, due in large part to a delay in implementation of planned sales initiatives resulting from management's focus on the Northwest expansion. We continue to evaluate our freight mix and eliminate less profitable freight.

    Revenue per hundredweight measures the rates we receive from customers and varies with the type of goods being shipped and the distance these goods are transported. Our LTL revenue per hundredweight increased approximately 3.1% from $11.11 in the first quarter of 2003, to $11.45 in the first quarter of 2004, as our yield management program continued to have the desired effect. Volume depends on the number of customers we have, the amount of freight those customers ship, geographic coverage, and the general economy. Our total tonnage decreased by 6.5% from the first quarter of 2003 to the first quarter of 2004, due in part to one less business day in the period, as well as reductions resulting from our continuing yield management program.

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

    Depreciation and amortization. This category relates to owned assets, assets under capitalized leases, and the 26 properties we lease from a related party that are considered to be a financing arrangement.

S Corporation Status

    Prior to November 1, 2003, we operated as an S corporation for federal income tax purposes. An S corporation passes through essentially all taxable income and losses to its stockholders and does not pay federal income taxes at the corporate level. For comparative purposes, we have included a pro forma provision for income taxes showing what those taxes would have been had we been taxed as a C corporation in all periods our S corporation election was in effect.

Results of Operations

    The table below sets forth the percentage relationship of the specified items to operating revenues for the periods indicated.

                                                                              Quarter ended
                                                                   ---------------------------------------
                                                                        April 3,            April 5,
                                                                          2004                2003
                                                                   -------------------   -----------------
       Operating revenues........................................         100.0%               100.0%
                                                                      ---------           ----------
       Operating expenses:
         Salaries, wages, and benefits...........................          57.4                 53.3
         Purchased transportation................................          14.0                 14.2
         Operating and general supplies and expenses.............          19.2                 17.9
         Insurance and claims....................................           3.9                  2.9
         Building and equipment rentals..........................           1.5                  1.3
         Depreciation and amortization...........................           4.0                  4.3
                                                                      ---------           ----------
            Total operating expenses(1)..........................         100.0                 93.9
                                                                      ---------           ----------
       Income from operations....................................           0.0                  6.1
       Interest expense..........................................           1.9                  2.5
                                                                      ---------           ----------
       (Loss) income before income taxes.........................          (1.9)                 3.6
                                                                      ---------           ----------
       Income tax (expense) benefit..............................           0.7                 (0.2)
                                                                      ---------           ----------
       Net (loss) income.........................................          (1.2)%                3.4
                                                                      =========           ----------
       Pro Forma Data:
       Income before income taxes................................             -                  3.6
       Pro forma income tax expense(2)...........................             -                 (1.6)
                                                                                          ----------
       Pro forma income(2).......................................             -                  2.0%
                                                                                          ==========

----------
(1) Total operating expenses as a percentage of operating revenues, as presented in this table, is also referred to as operating ratio.

(2) Provision for federal income taxes and net income as if we were a C corporation for tax purposes for all periods.

Comparison of First Quarter 2004 to First Quarter 2003

    Operating revenues. Operating revenues decreased $1.8 million, or 1.8%, from $98.8 million for the first quarter of 2003 to $97.0 million for the 2003 first quarter. The decrease in operating revenues was partially due to one less working day in the 2004 quarter (66 working days) compared to 67 working days in the 2003 quarter. Revenue per working day was $1.470 million in 2004, which was only slightly lower than the $1.474 million per working day in the 2003 first quarter. LTL revenue per hundredweight increased 3.1% from $11.11 in 2003 to $11.45 in 2004 as a result of our continued yield improvement efforts. Total tonnage decreased 33.7 thousand tons, or 6.5%, from 515.9 thousand tons in the 2003 quarter to 482.2 thousand tons in the 2004 quarter as efforts to eliminate less profitable freight, which began late in 2003, have lowered tonnage and shipments compared to the 2003 first quarter.

     Salaries, wages, and benefits. Salaries, wages, and benefits increased $3.0 million, or 5.7%, from $52.7 million for 2003 to $55.7 million for the 2004 quarter due mainly to a $2.5 million curtailment gain relating to a reduction of our obligations under a post-retirement health plan in the 2003 first quarter. The increase in salaries, wages, and benefits, before the curtailment gain, resulted primarily from an increase in compensation for most of our employees, rising medical costs and the costs of additional employees expenses incurred in connection with our Northwest expansion. These factors were partially offset by a decrease in the total number of employees (excluding those from our Northwest expansion) resulting from our management initiatives. As a percentage of operating revenues, salaries, wages, and benefits increased from 53.3% for the 2003 quarter, to 57.4% for the 2004 quarter.

    Purchased transportation. Purchased transportation decreased $0.4 million, or 2.9%, from $14.0 million for 2003 to $13.6 million for the 2004 quarter. The decrease in purchased transportation resulted primarily from a reduced usage of third party purchased transportation as we improved the balance of freight movements within our primary shipping lanes. As a percentage of operating revenues, purchased transportation decreased from 14.2% for the 2003 quarter to 14.0% for the 2004 quarter.

    Operating and general supplies and expenses. Operating and general supplies and expenses increased $1.0 million, or 5.6%, from $17.7 million for the 2003 quarter to $18.7 million for the 2004 quarter. The increase in operating and general supplies and expenses resulted primarily from an increase in vehicle repairs, fuel, utilities and general supplies. As a percentage of operating revenues, operating and general supplies and expenses increased from 17.9% for the 2003 quarter to 19.2% for the 2004 quarter.

    Insurance and claims. Insurance and claims increased $0.8 million, or 27.6%, from $2.9 million for the 2003 quarter to $3.7 million for the 2004 quarter. The increase in insurance and claims expense resulted primarily from an increase in the frequency and severity of cargo claims that were partially offset by a reduction in our third party accident claims. As a percentage of operating revenues, insurance and claims increased from 2.9% for the 2003 quarter to 3.9% for the 2004 quarter. The 2003 first quarter, as a percentage of revenue, was the lowest quarter in 2003. For the 2003 full year, insurance and claims amounted to 4.0% of revenues.

    Building and equipment rentals. Building and equipment rentals increased approximately $0.1 million, or 7.7%, from $1.3 million for 2003 to $1.4 million for 2004. The increase in building and equipment rentals resulted primarily from the addition of leased terminals in connection with our Northwest expansion, a new terminal in California and normal annual increases in other terminals. As a percentage of operating revenues, building and equipment rentals increased from 1.3% for 2003 to 1.5% for 2004.

    Depreciation and amortization. Depreciation and amortization expense decreased approximately $0.4 million, or 9.3%, from $4.3 million for the 2003 quarter to $3.9 million for the 2004 quarter, mainly as a result of equipment becoming fully depreciated during 2003 and sales of non-essential equipment late in 2003. As a percentage of operating revenues, depreciation and amortization decreased from 4.3% for the 2003 quarter to 4.0% for the 2004 quarter.

    Operating ratio. Our operating ratio increased from 93.9% for the 2003 quarter to 100.0% for the 2004 quarter.

    Interest expense. Total interest expense decreased $0.7 million, or 28.0%, from $2.5 million for the 2003 quarter to $1.8 million for the 2004 quarter. As a percentage of operating revenues, interest expense decreased from 2.5% for the 2003 quarter to 1.9% for the 2004 quarter. Our debt balances decreased by approximately $50.0 million in December 2003 as we utilized part of the net proceeds from our initial public offering to pay off debt. In the first quarter of 2004, we further reduced our outstanding debt by $2.0 million through the utilization of net proceeds from our initial public offering. Our related party interest expense increased from $1.5 million in 2003 to $1.6 million in 2004. The amounts for related party interest are recorded as interest expense because the associated leases are reflected as a financing arrangement in our consolidated financial statements.

    Income taxes. We recorded an income tax benefit in the 2004 quarter of $0.7 million due to a pre-tax loss of $1.8 million. Our pro forma income taxes in the 2003 quarter were approximately $1.6 million on a pre-tax income of $3.5 million. The effective tax rate in the 2004 first quarter was 37.2% compared to 44.6% in the same quarter last year. The tax rate was higher in the 2003 quarter as pro forma income taxes were computed on a higher taxable income compared to book income due to the increase in related party interest expense.

Liquidity and Capital Resources

     Our business requires substantial, ongoing capital investments, particularly to replace revenue equipment such as tractors and trailers. In addition, our implementation of dynamic resource planning throughout our operations and our Northwest expansion are expected to involve additional expenses, such as the costs of added employees, relocation costs for equipment, increased building and equipment rentals, and increased purchased transportation expense. Our primary sources of liquidity have been cash from operations, secured borrowings, and proceeds of our initial public offering. We believe these and other sources of liquidity will be sufficient to fund our operations at least through the end of 2004. Further, we expect to finalize long-term financing before the end of the 2004 second quarter, with our lenders, that will provide liquidity into 2007. At April 3, 2004, we have approximately $38 million of drawings available under our securitization and revolving credit facilities.

    Net cash used in operating activities was approximately $2.3 million and $0.5 million for the quarters ended April 3, 2004 and April 5, 2003, respectively. Net cash used in the 2004 first quarter resulted mainly from payments on claims of $1.4 million, an increase in other assets (mainly prepaid licenses) of $1.4 million and an increase in accounts receivable of $0.8 million. Net cash used in the 2003 first quarter was due to a $4.7 million increase in trade accounts receivable, a $2.2 million decrease in accounts payable and an increase of $0.9 million in claims paid offset by a reduction in payments to related parties of $1.0 million.

    Net cash used in investing activities was approximately $9.3 million and $0.7 million for the first quarters of 2004 and 2003. Our capital expenditures were approximately $2.5 million in 2004 and $0.8 million in 2003. In 2004, we paid $7.0 million (of the total purchase price of $10.0 million) for the terminal network and rolling stock of EOFF - our Northwest expansion. We expect our capital expenditures, for the rest of 2004, to be approximately $35 million consisting primarily of the acquisition of new tractors and trailers.

    Net cash used in financing activities was approximately $3.1 million for the first quarter of 2004 due mainly to payments on long term debt. In the 2003 first quarter, net cash used amounted to $2.2 million due mainly to a $2.6 million distribution made to stockholders of our former S corporation relating to the fourth quarter of 2002.

    On April 30, 2002, we entered into a $40.0 million revolving accounts receivable securitization facility that expires April 27, 2005, with Three Pillars Funding Corporation and a revolving credit facility with Suntrust Bank. Under the securitization facility, we can borrow up to $40.0 million, subject to eligible receivables. We pay commercial paper interest rates plus an applicable margin on amounts borrowed. Interest is generally payable monthly. The securitization facility includes certain restrictions and financial covenants. As of April 3, 2004, we had no borrowings outstanding under the securitization facility. Under the securitization facility, we pay a commitment fee equal to 0.2% per year of 102% of the facility limit minus the aggregate outstanding principal balance, as well as an administrative fee equal to 0.15% per annum of the uncommitted balance.

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

    Substantially all of the amounts outstanding under our $19.0 million revolving credit facility are used to fund outstanding letters of credit. As of April 3, 2004, we had no borrowings and $14.4 million in letters of credit outstanding under that facility. The face amount of letters of credit we are required to post is expected to increase in the future because of our larger self-insured retentions. As of April 3, 2004, we had $4.6 million available for borrowing or additional letters of credit under the revolving facility. However, to the extent that insurance requirements cause our letters of credit outstanding to rise above this level, our borrowing capacity under the revolving credit facility will be reduced and we may be required to draw upon other resources, such as our securitization facility, to address our liquidity needs.

    We have entered into a number of note agreements with a third party to acquire equipment for use in our operations. The outstanding principal balance of these notes was $0.1 million at April 3, 2004. These notes have fixed interest rates ranging from 7.75% to 8.75% and mature at various dates through July 2006.

    In 1998, we entered into an agreement with Southwest Premier Properties, L.L.C. ("Southwest Premier"), an entity controlled by our principal stockholder, for the sale and leaseback of the land, structures and improvements of some of our terminals. For financial accounting purposes, this transaction has been accounted for as a financing arrangement. Consequently, the related land, structures and improvements remain on our consolidated balance sheet. The lease was amended in February 2003 to increase the rent and provide for a term of ten years with an option for an additional ten years at the then fair market rental rate. At the expiration of the original lease term, we have an option to purchase all of the properties, excluding certain surplus properties, for the then fair market value.

    Because the fair value of the properties sold and leased back has always equaled or exceeded the proceeds from the financing arrangement, the annual lease payments have been reflected as a cost of the financing and recorded as interest expense. The amount outstanding under the financing agreement was $22.9 million and $23.2 million at April 3, 2004 and December 31, 2003, respectively.

Off-Balance Sheet Arrangements

      Certain of our terminals and revenue equipment are financed off-balance sheet through operating leases. As of April 3, 2004, 56 of our terminals, including seven owned by related parties, were subject to operating leases.

      Terminals and revenue equipment held under operating leases are not carried on our balance sheet, and lease payments in respect of such terminals and revenue equipment are reflected in our income statements in the line items "Building and equipment rentals" and "Building and equipment rentals - related parties." Our total rental expense related to operating leases, including rent paid to related parties, was $1.3 million for the first quarter of 2004, compared to $1.1 million for the first quarter of 2003. The total amount of remaining payments under operating leases as of April 3, 2004 was $24.0 million, with $5.5 million due in the next 12 months.

Critical Accounting Policies

    We believe that the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

    Revenue Recognition. Operating revenue is recognized upon delivery of the related freight, as is fuel surcharge revenue. We also generate revenues derived from interline shipments. Most of this interline revenue was with carriers with which we maintain transportation alliances. We do not recognize revenue (or the associated expenses) that relates to the portion of the shipment transported by our alliance partners.

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

       While we believe that our insurance and claims accruals are adequate, such estimates may be more or less than the amount ultimately paid when claims are settled. The estimates are continually reviewed and any changes are reflected in current operations.

    Our self-insured retention for bodily injury and property damage, cargo loss and damage, and physical damage to our equipment was an aggregate $750,000 per occurrence.

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

Seasonality

    We experience some seasonal fluctuations in freight volume. Historically, our shipments decrease during winter months and our fuel efficiency declines, but our operating expenses have been higher in the summer months due to increased maintenance costs for our tractors and trailers in hotter weather as a large percentage of our operating region is in the South and Southwest United States. Our expansion into the Midwest and the Northwest may increase our exposure to seasonal fluctuations in operating expenses.

Item 3.  Quantatative and Qualitative Disclosures About Market Risk.

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

    Our market risk is also affected by changes in interest rates. Historically, we have used a combination of fixed rate and variable rate obligations to manage our interest rate exposure. Fixed rate obligations expose us to the risk that interest rates might fall. Variable rate obligations expose us to the risk that interest rates might rise. We did not have any interest rate swaps at April 3, 2004, although we may enter into such swaps in the future if we deem appropriate.

    Our variable rate obligations consist of our revolving line of credit and our accounts receivable securitization facility. Our revolving line of credit, provided there has been no default, carries a variable interest rate based on either the prime rate or LIBOR. Our securitization facility carries a variable interest rate based on the commercial paper rate. We currently have no drawings under our securitization facility, but assuming borrowings were equal to the $33.3 million available on the securitization facility at April 3, 2004, a one percentage point increase in commercial paper rates would increase our annual interest expense by $333,000.

Item 4.  Controls and Procedures.

     As required by Rule 13a-15 under the Exchange Act, the Company has carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report. During the Company's first fiscal quarter, there were no changes in the Company's internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

(a) Not applicable.
(b) Not applicable.
(c) Not applicable.
(d) Use of Proceeds from Registered Securities.

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

     Approximately $49.6 million of the proceeds we received have been used to repay debt, including: (a) $30.5 million under our accounts receivable securitization facility; (b) $17.1 million under secured equipment and terminal notes; and (c) $2.0 million under secured capital leases. In addition, as of April 3, 2004, we had used approximately $7.0 million for the acquisition of certain assets of EOFF. We expect to use an additional $3.0 million in connection with this acquisition.

    As of April 3, 2004, approximately $21.0 million of the proceeds received in our initial public offering remain unused. We intend to use the remainder of the proceeds to prepay amounts under secured capital leases, and for general corporate purposes, including working capital.

(e) Not applicable.

Item 3.  Defaults Upon Senior Securities.

         Not applicable.

Item 4.  Submission of Matters to a Vote of Securities Holders.

         Not applicable.

Item 5.  Other Information.

         Not applicable.

Item 6. Exhibits and Reports on Form 8-K .

(a)    Exhibits

         Exhibit No.                Description

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

             4.1     Amended and Restated Articles of Incorporation of Central Freight Lines, Inc.,
                     a Nevada corporation.  (Incorporated by reference to Exhibit 3.1 to this
                     Report on Form 10-Q.)

             4.2     Bylaws of Central Freight Lines, Inc., a Nevada corporation.  (Incorporated by reference to Exhibit 3.2 to this Report on Form 10-Q.)

             11.1    Schedule of Computation of Net Income Per Share (Incorporated by reference to
                     Note 5, Basic and Diluted (Loss) Income Per Share, in the Notes to
                     Consolidated Financial Statements contained in this Report on Form 10-Q.)

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

             32.2*   Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                     Section 906 of the Sarbanes-Oxley Act of 2002, by Jeffrey A. Hale, the
                     Company's Chief Financial Officer.
         *  Filed herewith.

 (b) Reports on Form 8-K

         On February 5, 2004, Central Freight Lines, Inc. filed a current report on Form 8-K to furnish under items 7 and 12 Central's press release presenting its 2003 fourth quarter and full year results.

         On March 16, 2004, Central Freight Lines, Inc. filed a current report on Form 8-K to file under item 9 Central's press release announcing its expansion into the Pacific Northwest.

         On April 28, 2004, Central Freight Lines, Inc. filed a current report on Form 8-K to furnish under item 12 Central's press release presenting its 2004 first quarter results.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.


May 17, 2004

Central Freight Lines, Inc.





/s/ Jeffrey A. Hale

   Jeffrey A. Hale
   Senior Vice President and Chief Financial Officer

                                                            Exhibit 31.1
                                  CERTIFICATION

I, Robert V. Fasso, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Central Freight Lines, Inc.;

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

              (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

              (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

              (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

              (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

              (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:    May 17, 2004

                                                     /s/ Robert V. Fasso
                                                     Robert V. Fasso
                                                     Chief Executive Officer

                                                                Exhibit 31.2
                                  CERTIFICATION

I, Jeffrey A. Hale, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Central Freight Lines, Inc.;

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

              (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

              (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

              (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

              (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

              (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:    May 17, 2004

                                                     /s/ Jeffrey A. Hale
                                                     Jeffrey A. Hale
                                                     Chief Financial Officer

                                                                Exhibit 32.1


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Annual Report of Central Freight Lines, Inc. (the "Company") on Form 10-Q for the period ended April 3, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert V. Fasso, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                                     /s/ Robert V. Fasso
                                                     Robert V. Fasso
                                                     Chief Executive Officer
                                                     May 17, 2004

                                                                Exhibit 32.2


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Annual Report of Central Freight Lines, Inc. (the "Company") on Form 10-Q for the period ended April 3, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jeffrey
A. Hale, Chief Financial Officer of the Company,  certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(3) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(4) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                                     /s/ Jeffrey A. Hale
                                                     Jeffrey A. Hale
                                                     Chief Financial Officer
                                                     May 17, 2004