Form 10-Q
period 2004-07-03
CENTRAL FREIGHT LINES INC
filed 2004-08-13
CIK 1085636

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    Form 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended July 3, 2004

                                       or
/ /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

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

              (Registrant's telephone number, including area code)
                                 (254) 741-5305


                                 Not applicable

        (Former name or former address, if changed since the last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. X Yes No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.) Yes X No

The number of shares of common stock outstanding at August 5, 2004 was 18,155,283.



                           Central Freight Lines, Inc.
                                    Form 10-Q
                 Three months and six months ended July 3, 2004




                                Table of Contents

                                                                                                    Page Number

Part I. Financial Information

   Item 1.  Financial Statements

     Consolidated Balance Sheets as of July 3, 2004 (unaudited) and December 31, 2003                     1

     Consolidated Statements of Operations (unaudited) for the Three months and Six months
       ended July 3, 2004 and July 5, 2003                                                                2

     Consolidated Statements of Cash Flows (unaudited) for the Six months
       ended July 3, 2004 and July 5, 2003                                                                3

     Notes to Consolidated Financial Statements (Unaudited)                                               4

   Item 2. Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                                 10

   Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                   18

   Item 4.  Controls and Procedures                                                                      19

Part II.  Other Information

   Item 1.  Legal Proceedings                                                                            20

   Item 2.  Changes in Securities, Use of Proceeds, and Issuer Purchases
                  of Equity Securities                                                                   20

   Item 3.  Defaults Upon Senior Securites                                                               20

   Item 4.  Submission of Matters to a Vote of Securities Holders.                                       21

   Item.5.  Other Information                                                                            21

   Item 6.  Exhibits and Reports on Form 8-K                                                             21

   Signatures                                                                                            23


                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                  CENTRAL FREIGHT LINES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       July 3, 2004 and December 31, 2003
                             (Dollars in thousands)

                                                                               2004
                    Assets                                                  (Unaudited)            2003
                                                                        ------------------  -----------------
Cash and cash equivalents                                               $     12,992        $     41,493
Accounts receivable less allowance for doubtful accounts and revenue
 adjustments of $6,457 in 2004 and $5,353 in 2003                             57,536              51,864
Other current assets                                                           9,935               8,298
Deferred income taxes                                                          9,721               4,588
                                                                        ------------------  -----------------
         Total current assets                                                 90,184             106,243
Property and equipment, net                                                  126,289             114,693
Goodwill                                                                       4,324               4,324
Other assets                                                                   5,689               2,113
                                                                        ------------------  -----------------
         Total assets                                                   $    226,486        $    227,373
                                                                        ==================  =================

             Liabilities and stockholders' equity
Current maturities of long-term debt                                    $      7,187        $      6,375
Short-term notes payable                                                       2,024                   -
Trade accounts payable                                                        22,454              18,136
Payables for related party transportation services                             3,380               1,020
Accrued expenses                                                              25,854              27,207
                                                                        ------------------  -----------------
         Total current liabilities                                            60,899              52,738

Long-term debt, excluding current maturities                                  14,206              19,988
Related party financing                                                       22,920              23,154
Other liabilities                                                             21,990              23,055
                                                                        ------------------  -----------------
         Total liabilities                                                   120,015             118,935
                                                                        ------------------  -----------------

Commitments and contingencies
Stockholders' equity:
  Preferred stock; $0.001 par value per share; 10,000,000 shares authorized;
    none issued or outstanding                                                     -                    -
  Common Stock; $0.001 par value per share; 100,000,000 shares authorized,
    18,101,428 and 17,632,545 shares issued and outstanding as of
    July 3, 2004 and December 31, 2003                                             18                  17
Additional paid-in capital                                                    109,729             108,143
Unearned compensation                                                            (704)               (822)
Retained earnings (accumulated deficit)                                        (2,572)              1,100
                                                                        ------------------  -----------------
         Total stockholders' equity                                           106,471             108,438
                                                                        ------------------  -----------------
         Total liabilities and stockholders' equity                     $     226,486       $     227,373
                                                                        ==================  =================
      See accompanying notes to consolidated financial statements.



                   CENTRAL FREIGHT LINES, INC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            (Unaudited, dollars in thousands, except per share data)


                                                                       Three months ended                 Six months ended
                                                                 --------------------------------  --------------------------------
                                                                     July 3,           July 5,         July 3,          July 5,
                                                                      2004              2003             2004             2003
                                                                 ----------------  --------------  ---------------  ---------------
Operating revenues                                               $    105,513      $    100,150    $    202,551     $    198,952
                                                                 ----------------  --------------  ---------------  ---------------
Operating expenses:
  Salaries, wages and benefits                                         60,084            55,651         115,740          108,470
  Purchased transportation                                             11,387             9,679          22,692           17,504
  Purchased transportation - related parties                            5,965             6,003           8,242           12,209
  Operating and general supplies and expenses                          21,045            16,639          39,625           34,166
  Operating and general supplies and expenses - related parties            39               (15)            134               20
  Insurance and claims                                                  6,657             5,507          10,401            8,386
  Building and equipment rentals                                        1,044               805           1,973            1,633
  Building and equipment rentals - related parties                        376               350             896              772
  Depreciation and amortization                                         3,951             4,286           7,870            8,558
                                                                 ----------------  --------------  ---------------  ---------------
      Total operating expenses                                        110,548            98,905         207,573          191,718
                                                                 ----------------  --------------  ---------------  ---------------
  (Loss) income from operations                                        (5,035)            1,245          (5,022)           7,234
Other expense:
  Interest expense                                                       (368)           (1,024)           (573)          (2,001)
  Interest expense - related parties                                   (1,537)           (1,583)         (3,142)          (3,095)
                                                                 ----------------  --------------  ---------------  ---------------
      (Loss) income from before income taxes                           (6,940)           (1,362)         (8,737)           2,138
Income taxes:
  Income tax benefit (expense)                                          4,397                57           5,065             (129)
                                                                 ----------------  --------------  ---------------  ---------------
     Net (loss) income                                           $     (2,543)     $     (1,305)   $     (3,672)    $      2,009
                                                                 ================  ==============  ===============  ===============
  Net loss per share:
    Basic                                                        $      (0.14)                     $      (0.21)
    Diluted                                                             (0.14)                            (0.21)

Weighted average outstanding shares (in thousands):
  Basic                                                                17,842                            17,777
  Diluted                                                              17,842                            17,777

Pro forma C corporation data (Note 5):
   Historical (loss) income before income taxes                                    $     (1,362)                    $      2,138
    Pro forma income tax (expense) benefit                                                  531                           (1,029)
                                                                                   --------------                   ---------------
     Pro forma net (loss) income                                                   $       (831)                    $      1,109
                                                                                   ==============                   ===============
     Net (loss) income per share:
        Basic                                                                      $      (0.08)                    $       0.10
        Diluted                                                                           (0.08)                            0.09

     Weighted average outstanding shares (in thousands):
        Basic                                                                            10,868                           10,868
        Diluted                                                                          10,868                           12,077

See accompanying notes to consolidated financial statements.


                  CENTRAL FREIGHT LINES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 Six Months Ended July 3, 2004 and July 5, 2003
                        (Unaudited, dollars in thousands)

                                                                                   2004                 2003
                                                                             -----------------    ----------------
Cash flows from operating activities:
     Net (loss) income                                                       $    (3,672)         $     2,009
     Adjustments to reconcile net (loss) income to
       net cash (used in) provided by operating activities:
         Bad debt expense                                                            184                  691
         Non-cash interest expense - related parties                                   -                  500
         Equity in income (loss) of affiliate                                         25                   (6)
         Depreciation and amortization                                             7,870                8,558
         Deferred income taxes                                                    (5,189)                (120)
         Decrease in unearned compensation                                           119                  119
         Gain on curtailment of health plan                                            -               (2,489)
         Change in operating assets and liabilities, net
            of purchase accounting effects:
              Accounts receivable                                                 (5,856)              (8,751)
              Accounts receivable - related parties                                    -                  651
              Other assets                                                        (1,543)                (515)
              Trade accounts payable                                               6,424                  987
              Trade accounts payable - related parties                               254                  982
              Claims and insurance accruals                                          846                2,412
              Accrued expenses and other liabilities                              (2,596)              (4,210)
                                                                             -----------------    ----------------
                  Net cash (used in) provided by operating activities             (3,134)                 818
                                                                             -----------------    ----------------
Cash flows from investing activities:
     Additions to property and equipment                                         (16,310)              (1,860)
     Proceeds from sale of property and equipment                                  2,997                  233
     Cash paid for acquisition of business                                        (8,058)                   -
                                                                             -----------------    ----------------
                  Net cash used in investing activities                          (21,371)              (1,627)
                                                                             -----------------    ----------------
Cash flows from financing activities:
     Proceeds from long-term debt                                                      -               19,114
     Repayments of long-term debt                                                 (4,969)             (18,698)
     Exercise of stock options                                                     1,043                    -
     Initial public offering costs                                                   (70)                (492)
     Distributions paid                                                                -               (4,811)
                                                                             -----------------    ----------------
                            Net cash used in financing activities                 (3,996)              (4,887)
                                                                             -----------------    ----------------
                  Net decrease in cash                                            28,501)              (5,696)
Cash at beginning of period                                                       41,493                7,350
                                                                             -----------------    ----------------
Cash at end of period                                                        $    12,992          $     1,654
                                                                             =================    ================
Supplemental disclosure of cash flow information:
 Cash paid for:
           Interest                                                          $     3,768          $     4,638
           Income taxes                                                      $       164          $         -
    Non-cash transaction:
           Note payable for acquisition of business:                         $     2,024          $         -

See accompanying notes to consolidated financial statements.

                  CENTRAL FREIGHT LINES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
               (In thousands, except share and per share amounts)


(1) Basis of Presentation

     The accompanying consolidated financial statements of Central Freight Lines, Inc. and its wholly owned subsidiaries ("the Company") have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Quarterly Reports on Form 10-Q and Rule 10-01 of Regulation S-X, and should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2003. Accordingly, significant accounting policies and other disclosures normally provided have been omitted since such information is provided therein.

     In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly our consolidated financial position as of July 3, 2004, the consolidated results of our operations for the three months and six months ended July 3, 2004 and July 5, 2003 and our consolidated cash flows for the six months ended July 3, 2004 and July 5, 2003. The results of our operations for the six months ended July 3, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

                  CENTRAL FREIGHT LINES, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -continued
               (In thousands, except share and per share amounts)

(3) Stock-Based Compensation

     The Company has a stock-based employee compensation plan. The Company accounts for that plan under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, the Company records compensation expense only if the fair value of the underlying stock exceeds the exercise price on the date of grant. The following table illustrates the effect on adjusted net (loss) income and adjusted (loss) income per share as if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, and as allowed by SFAS No. 148, Accounting for Stock-Based Compensation -- Transition and Disclosure, an Amendment of FASB No. 123, to stock-based employee compensation and had the Company been a C corporation for all of 2003.

                                                                    Three months ended                Six months ended
                                                               -----------------------------   --------------------------------
                                                                 July 3,         July 5,          July 3,           July 5,
                                                                   2004            2003             2004             2003
                                                               --------------  -------------   ---------------   --------------
Net loss, as reported:                                         $    (2,543)                    $    (3,672)
Add:
     Stock-based employee compensation expense included
     in reported net (loss), net of related tax effects                 60                             119
Deduct:
     Total stock-based employee compensation expense
     determined under fair value based method for all
     awards, net of related tax effects                               (156)                           (312)
                                                               --------------                  ---------------
Pro forma net loss                                             $    (2,639)                    $     3,865)
                                                               ==============                  ===============
Net loss  per share
  Basic
       As reported                                             $     (0.14)                    $     (0.21)
       Pro forma                                                     (0.15)                          (0.22)
  Diluted
       As reported                                                   (0.14)                          (0.21)
        Pro forma                                                    (0.15)                          (0.22)

Net (loss) income, as reported:                                                $    (1,305)                      $    2,009
Add:
     Stock-based employee compensation expense included
     in reported net (loss) income, net of related tax                                  60                              119
effects
Deduct:
     Total stock-based employee compensation expense
     determined under fair value based method for all
     awards, net of related tax effects                                                (69)                            (138)
                                                                               -------------                     --------------
Adjusted net (loss) income                                                          (1,314)                           1,990
Pro forma federal income tax adjustment                                                535                             (839)
                                                                               -------------                     --------------
Adjusted pro forma net (loss) income                                           $      (779)                      $    1,151
                                                                               =============                     ==============
Adjusted pro forma net income per share
  Basic
       As reported                                                             $     (0.08)                      $     0.10
       Pro forma                                                                     (0.07)                            0.11
  Diluted
       As reported                                                                   (0.08)                            0.09
       Pro forma                                                                     (0.07)                            0.10


                  CENTRAL FREIGHT LINES, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -continued
           (In thousands, except share and per share amounts)

(4) Acquisition

     Effective March 5, 2004, the Company purchased selected terminals and rolling stock of Eastern Oregon Fast Freight ("EOFF") a non-union less-than-truckload carrier that operated 21 terminals in the states of Oregon, Washington, and Idaho. The selected assets of EOFF were purchased for approximately $10.0 million in cash ($7.0 million of the purchase price was paid in the first quarter, $1.0 million was paid in the second quarter and the remainder to be paid before the end of 2004). Included in the purchase price was a $600 non-compete agreement that will be amortized over five years. The purpose of the acquisition was to expand the Company's operations into the Pacific Northwest. The assets acquired were recorded at estimated fair values as determined by the Company's management based on information currently available and on assumptions as to future operations. If the results of the operations of EOFF had been reflected in the Company's consolidated results effective January 1, 2004, the EOFF results would not have had a material effect on the Company's consolidated results.

The $10.0 million purchase price was allocated as follows:
         (dollars in millions)
         Property and equipment     $ 9.4
         Non-compete agreement        0.6
                                   -------
Total                               $10.0
                                   =======
(5) (Loss) income Per Share

     On November 1, 2003, the Company converted from an S corporation to a C corporation (see note 7). (Loss) income per share has been calculated as if the Company were a C corporation for federal income tax purposes for the three months and six months ended July 3, 2003. Basic (loss) income per share is calculated using the weighted average number of shares outstanding. The weighted average shares outstanding used in the calculation of diluted (loss) income per share includes the dilutive effect of options to purchase common stock, calculated using the treasury stock method. Unexercised stock options are the only reconciling items between basic and diluted income per share for 2003.

     The following table presents information necessary to calculate basic and diluted (loss) income per share:

                                                        Three months ended               Six months ended
                                                   -----------------------------   -----------------------------
                                                     July 3,          July 5,        July 3,          July 5,
                                                      2004             2003           2004             2003
                                                   ------------     ------------   ------------     ------------
Net (loss) income                                  $   (2,543)      $   (1,305)    $  (3,672)       $   2,009
                                                   ============                    ============
Pro forma federal tax adjustment                                           474                            (900)
                                                                    ------------                    ------------
Pro forma net (loss) income                                         $        (831)                     $    1,109
                                                                    ============                    ============
      (Shares in thousands)
Weighted average shares outstanding - basic            17,842           10,868        17,777            10,868
Common stock equivalents                                    -                -             -             1,209
                                                   ------------     ------------   ------------     ------------
Weighted average shares outstanding - diluted          17,842           10,868        17,777            12,077
                                                   ============     ============   ============     ============
Basic loss per share                                    (0.14)                         (0.21)
Pro forma basic (loss) income per share                                  (0.08)                           0.10
Diluted loss per share                                  (0.14)                         (0.21)
Pro forma diluted (loss) income per share                                (0.08)                           0.09
Anti-dilutive  unexercised options excluded
        from calculation                                1,581            2,921         1,581               204


                  CENTRAL FREIGHT LINES, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -continued
           (In thousands, except share and per share amounts)

(6) Debt and Related Party Financing

(a) Debt

     Long-term debt consists of the following at July 3, 2004 and December 31, 2003:

                                            2004              2003
                                            ----              ----

    Securitization facility              $     -           $     -
    Revolving facility                         -                 -
    Equipment notes payable                  131               169
    Capital lease obligations             21,262            26,194
                                          ------            ------
                                          21,393            26,363
    Less:  Current portion                 7,187             6,375
                                          ------            ------
                                         $14,206           $19,988
                                          ======            ======

     On April 30, 2002, the Company entered into a $40,000 revolving accounts receivable securitization facility (the Securitization Facility) and a $19,000 revolving credit facility (the Revolving Facility). Under the Securitization Facility, the Company, on a revolving basis, sells its interests in its accounts receivable to Central Receivables, a wholly-owned, special purpose subsidiary. The assets and liabilities of Central Receivables are included in the consolidated financial statements of the Company. The Company can receive up to $40,000 of proceeds, subject to eligible receivables and will pay a service fee recorded as interest expense, as defined in the agreement. The Company pays commercial paper interest rates plus an applicable margin on the proceeds received. Interest is generally payable monthly. The Securitization Facility includes certain restrictions and financial covenants. The Company must pay a commitment fee equal to 0.2% per annum of 102% of the facility limit minus the aggregate principal balance, as well as an administrative fee equal to 0.15% per annum of the uncommitted balance. As of July 3, 2004 and December 31, 2003, there were no borrowings outstanding under the Securitization Facility.

     Under the Revolving Facility, the Company can receive up to $19,000 of proceeds, secured by certain revenue equipment. As of July 3, 2004 and December 31, 2003, the Company had no outstanding borrowings under this facility. The Revolving Facility accrues interest at either a variable base rate equal to the bank's prime lending rate or at a variable rate equal to LIBOR plus 175 basis points. Interest is payable in periods from one to three months at the option of the Company. The Company must maintain certain financial and non-financial covenants. The Company also had letters of credit of $15,771 outstanding under the Revolving Facility at July 3, 2004. The Company must pay a commitment fee equal to 0.25% per annum on the daily unused Revolving Facility as well as a letter of credit fee equal to 1.75% per annum on the average daily amount of the letters of credit. The maturity date of the Revolving Facility is October 31, 2004. At July 3, 2004, the Company had $3,229 available under the Revolving Facility.

     On July 28, 2004, the Company amended and restated the Revolving Facility (the Amended and Restated Revolving Facility) to increase borrowing capacity to $30,000 and to extend the maturity date to April 30, 2006 (see also Note 10 - Subsequent Events).

     The Company has entered into a number of note agreements with a third party to acquire equipment for use in its operations. The balance of these notes was $131 and $169 at July 3, 2004 and December 31, 2003, respectively. These notes with fixed interest rates ranging from 7.75% to 8.75% mature at various dates through January 2006 and require monthly principal and interest payments through maturity. These notes are secured by the equipment acquired.

                  CENTRAL FREIGHT LINES, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -continued
           (In thousands, except share and per share amounts)

     In March 2004, (see Note 4 above) the Company acquired certain assets of EOFF for approximately $10,000. Under the terms of the agreement, the Company paid approximately $7,000 of the purchase price at closing and $1,000 in the second quarter of 2004. The remaining $2,000 is recorded on the consolidated balance sheet as short-term notes payable.

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

     Since the fair value of the properties sold and leased back has always equaled or exceeded the proceeds from the financing arrangement, the annual lease payments have been reflected as a cost of the financing and recorded as interest expense. During 2004, $234 of these properties were sold and accounted for as a reduction in the financing obligation and a reduction in property. The amount outstanding under the financing agreement was $22,920 and $23,154 at July 3, 2004 and December 31, 2003 respectively. If the Company exercises the fair value purchase option, the excess of the amount paid over the recorded financing obligation will be reflected as additional interest expense. If the fair value purchase option is not exercised at the end of the lease term, the excess of the recorded financing obligation over the net book value of the related properties will be reflected as a gain on the financing arrangement.

(7) Income Taxes

     On November 1, 2003, the Company converted to a C Corporation for federal income tax purposes.

     Prior to the C Corporation election, the Company elected S Corporation status for federal income tax purposes. Accordingly, the accompanying unaudited consolidated financial statements for the three months and six months ended July 5, 2003 do not include the effects of federal income taxes, and income taxes consist solely of state income taxes.

     Included in the three months and six months ended July 3, 2004 income tax benefit is a $1.8 million benefit from the reversal of a previously recorded deferred tax liability as a result of an IRS review.

(8) Contingencies

     The Company is involved in certain claims and pending litigation arising from the normal conduct of business. Based on the present knowledge of the facts, management believes the resolution of these claims and pending litigation will not have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.

     In June and July 2004, three stockholder class actions were filed against the Company and certain of its officers and directors. The class actions were filed in the United States District Court - Western District of Texas and generally allege that false and misleading statements were made in the Company's initial public offering registration statement and prospectus, during the period surrounding the Company's initial pubic offering and up to the press release dated June 16, 2004. The class actions are in the initial phases and the Company intends to vigorously defend against the suits. The Company maintains a directors' and officers' insurance policy with a $350 deductible. The Company has informed its insurance carrier and retained outside counsel to assist in its defense.

                  CENTRAL FREIGHT LINES, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -continued
           (In thousands, except share and per share amounts)

     The Company believes there is no factual or legal basis for the allegations. Although it is not possible at this time to predict the litigation outcome of these cases, the Company expects to prevail. However, an adverse litigation outcome could be material to the Company's consolidated financial position or results of operations. As a result of the uncertainty regarding the outcome of this matter no provision has been made in the consolidated financial statements with respect to this contingent liability.

     The Company is subject to loss contingencies pursuant to federal, state, and local environmental regulations dealing with the transportation, storage, presence, use, disposal, and handling of hazardous materials, discharge of storm water and fuel storage tanks. Environmental liabilities, including remediation costs, are accrued when amounts are probable and can be reasonably estimated.

(9) Related-Party Transactions

     During the three months and six months ended July 3, 2004 and July 5, 2003 the Company incurred approximately $5,965, $6,003, $8,242 and $12,209, respectively, for transportation services provided by companies for which the Company's principal stockholder is the Chairman. At July 3, 2004 and December 31, 2003, the Company had payables of $3,380 and $1,020, respectively, for these transportation services.

     During the three months and six months ended July 3, 2004 and July 5, 2003, the Company incurred $39, ($15), $134, and $20, respectively, to an entity owned by a stockholder of the Company for legal services. The Company also paid $117 for legal services in 2003, which were related to the initial public offering.

     During the three months and six months ended July 3, 2004 and July 5, 2003, the Company incurred $376, $350, $896, and $772, respectively, for building rental expense with related parties.

(10) Subsequent Events

     On July 28, 2004, the Company and SunTrust Bank entered into the Amended and Restated Revolving Facility to replace the Revolving Facility existing on July 3, 2004, to increase borrowing capacity to $30,000, and to extend the maturity date to April 30, 2006. Under the Amended and Restated Revolving Facility, the Company can receive up to an aggregate of $30,000 of proceeds in the form of loans and letters of credit, with a sublimit of $10,000 that can be received in the form of loans. The Amended and Restated Revolving Facility accrues interest at a variable rate equal, at the Company's option, to either
(a) the bank's prime lending rate minus an applicable margin, or (b) LIBOR plus an applicable margin. The applicable margins for both types of loans will vary depending on the Company's lease adjusted leverage ratio. Interest is payable in periods from one to three months at the option of the Company. The Amended and Restated Revolving Facility is secured by certain revenue equipment, and letters of credit that are issued are secured by cash collateral. The facility contains, among other things, certain financial and non-financial covenants. The Company must pay a commitment fee equal to 0.25% per annum on the daily unused Amended and Restated Revolving Facility as well as a letter of credit fee equal to 0.25% per annum on the average daily amount of the letters of credit.

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

Executive Overview

     We are one of the ten largest regional less-than-truckload ("LTL") carriers in the United States based on revenues, generating approximately $390.0 million in revenue during 2003 and approximately $105.5 and $202.6 million, respectively, in revenue during the second quarter and first half of 2004. In our operations, we pick up and deliver multiple shipments for multiple customers on each trailer. In 2003 and the first half of 2004, a significant portion of our business was concentrated in our Southwest region, which is anchored by Texas and California, two of the nation's three largest state economies.

     We grew substantially between our first full year of operation in 1998 and 2001, but our operating results were less than we desired and we experienced an operating loss during 2001. In 2002 and 2003, we assembled a new senior management team and began executing a strategic plan designed to increase the efficiency of our operations and expand our geographic territory. In 2002 and 2003, we focused on streamlining our terminal network, routing freight efficiently through that network, improving our freight mix through a comprehensive yield management program, and applying our dynamic resource planning process to our operations. In 2002 and 2003, our profitability, as measured by operating ratio, improved substantially, and we achieved an operating ratio of 93.9% for the year ended December 31, 2003, compared to 98.9% for 2001.

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

     In December 2002, we expanded service in a seven-state, Midwest region, establishing all-points coverage in six of these states. Our expenses for the six months ended July 5, 2003, reflect the costs of this Midwest expansion, primarily consisting of purchased transportation, employee training, and relocation expenses.

     On March 16, 2004, we announced the acceleration of our expansion into the Pacific Northwest through the purchase of selected terminal network and rolling stock of Eastern Oregon Fast Freight, Inc. ("EOFF"), a non-union LTL carrier that operated in the states of Oregon, Washington, and Idaho. The selected assets of EOFF were purchased for approximately $10.0 million, with $7.0 million of the purchase price paid from cash reserves in the first quarter of 2004 and another $1.0 million paid in the second quarter of 2004. The remainder of the purchase price will be paid later in 2004. The assets acquired included six owned terminal properties, eleven leased terminal properties, 160 tractors, and 644 trailers. Our operating expenses for the quarter ended July 3, 2004 and for the six months ended July 3, 2004, reflect the costs of our accelerated Northwest expansion, primarily consisting of additional employee costs, additional purchased transportation costs, and additional lease expense for terminals in the expanded territory.

     In late July 2004, the Company hired Walt Ainsworth as Executive Vice President. As Executive Vice President he will be involved in all aspects of the Company. In addition, in July 2004, the Company hired David Heim as Vice President of Transportation and Jeff Jordan as Director of Claims Prevention, both newly created positions.

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

     Following the arrival of our new management team in early 2002, we closed approximately 25% of our then existing terminals and implemented a yield management process intended to eliminate freight that did not generate sufficient returns. As a result of these efforts, our revenues decreased $24.3 million, or 6.1%, from $395.7 million for 2001 to approximately $371.4 million in 2002, but revenue derived from the resulting improved freight portfolio began to increase in the latter part of 2002 and in 2003 as our revenue increased to $389.7 million. LTL revenue per hundredweight increased 9.1% in 2003 compared to 2002 on a 7.0% increase in average length of haul.

     Due to our geographic expansion in 2003 and 2004, our average length of haul has increased significantly, 11.0% in the six months ended July 3, 2004 compared to the same period in 2003. However, our LTL revenue per hundredweight, excluding fuel surcharge revenue, has increased only 1.4%. Although total tons hauled in the six months ended July 3, 2004 are lower by 1.3% per day compared to the same period in 2003, total tons hauled in the 2004 second quarter are up by 2.2% per day compared to the 2003 second quarter.

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

     Purchased transportation. This category primarily consists of the payments we make to third parties to handle a portion of a freight movement for us. The largest category is outsourced linehaul movements, where we contract with truckload carriers and owner-operators to move our freight between origin and destination terminals. Swift Transportation, a related party, has been our largest provider of outsourced linehaul service. Purchased transportation also includes outsourced pick-up and delivery service when we use alternative providers to service areas where we lack the terminal density to provide economical service.

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

     Building and equipment rentals. This category consists mainly of payments to unrelated third parties under terminal leases and payments to related parties for seven terminals leased under operating leases.

     Depreciation and amortization. This category relates to owned assets, assets under capitalized leases, and the 26 active properties we lease from a related party that are considered to be a financing arrangement.

Net Loss

     The net loss increased from pro forma C corporation net loss of $(0.8) million, or $(0.08) per diluted share, for the second quarter of 2003 to a net loss of $(2.5) million, or $(0.14) per diluted share, for the second quarter of 2004. For the six months ended July 3, 2004 and July 5, 2003, the Company reported a net loss of $(3.7) million equal to $(0.21) per diluted share compared to pro forma C corporation net income of $1.1 million equal to $0.09 per diluted share. The increase in net loss resulted primarily from increased costs discussed in more detail below in "Results of Operations."

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

Results of Operations

     The table below sets forth the percentage relationship of the specified items to operating revenues for the periods indicated.

                                                              Three months ended               Six months ended
                                                         -------------------------------   --------------------------
                                                             July 3,          July 5,          July 3,       July 5,
                                                              2004             2003             2004         2003
                                                         ---------------- --------------   ------------- ------------

       Operating revenues......................................100.0%          100.0%         100.0%         100.0%
                                                               -----           -----          -----          -----
       Operating expenses:
         Salaries, wages, and benefits..........................56.9            55.6           57.2           54.5
         Purchased transportation...............................16.4            15.7           15.3           14.9
         Operating and general supplies and
            expenses............................................20.0            16.6           19.6           17.2
         Insurance and claims....................................6.3             5.5            5.1            4.2
         Building and equipment rentals..........................1.4             1.2            1.4            1.2
         Depreciation and amortization...........................3.8             4.3            3.9            4.3
                                                               -----           -----          -----          -----
            Total operating expenses(1)........................104.8            98.8          102.5           96.3
                                                               -----           -----          -----          -----
       (Loss) income from operations............................(4.8)            1.2           (2.5)           3.7
       Interest expense..........................................1.8             2.6            1.8            2.6
                                                               -----           -----          -----          -----
       (Loss) income before income taxes........................(6.6)           (1.4)          (4.3)           1.1
                                                               -----           -----          -----          -----
       Income tax (expense) benefit..............................4.2             0.1            2.5           (0.1)
                                                               -----           -----          -----          -----
       Net (loss) income........................................(2.4)%          (1.3)          (1.8)%          1.0
                                                               =====           -----          =====          -----
       Pro Forma Data:
       (Loss) income before income taxes.........................--             (1.3)          --              1.1
       Pro forma income tax benefit (expense)(2).................--              0.5           --             (0.5)
                                                                               -----                         -----
       Pro forma (loss) income(2)................................--             (0.8)%         --              0.6%
                                                                               =====                         =====


----------

(1) Total operating expenses as a percentage of operating revenues, as presented in this table, is also referred to as operating ratio.

(2) Provision for federal income taxes and net income as if we were a C corporation for tax purposes for all periods.

Comparison  of Three  Months  Ended July 3, 2004,  to Three Months Ended July 5,
2003

     Operating revenues. Operating revenues increased $5.3 million, or 5.4%, from $100.2 million for the second quarter of 2003 to $105.5 million for second quarter of 2004. The increase in operating revenues was mainly due to increased fuel surcharge revenue (due to higher cost of fuel) and one additional working day in the 2004 quarter (the 2004 quarter had 64 working days, compared to 63 working days in the 2003 quarter). Revenue per working day was $1.65 million in the 2004 quarter, which was 3.7% higher than the $1.59 million per working day in the 2003 quarter. LTL revenue per hundredweight increased 2.1% from $11.08 in the 2003 quarter to $11.31 in the 2004 quarter as a result of increased fuel surcharge revenue and tonnage hauled. LTL revenue per hundredweight in the second quarter of 2004, excluding fuel surcharge revenue, remained essentially constant with the second quarter of 2003 despite an increase in the average length of haul of 10.9%. Total tonnage increased 20.0 thousand tons, or 3.9%, from 516.2 thousand tons in the 2003 quarter to 536.2 thousand tons in the 2004 quarter partially due to the one additional working day in the 2004 second quarter.

     Salaries, wages, and benefits. Salaries, wages, and benefits increased $4.4 million, or 8.1%, from $55.7 million for the second quarter of 2003 to $60.1 million for the second quarter of 2004. The increase in salaries, wages, and benefits resulted primarily from an increase in compensation for most of our employees, rising medical costs, and a reduction in employee productivity. Increases in length of haul also contributed to the increase, due to the fact that our linehaul drivers are paid on the basis of miles driven. As a percentage of operating revenues, salaries, wages, and benefits increased from 55.6% for the 2003 quarter, to 56.9% for the 2004 quarter.

     Purchased transportation. Purchased transportation increased $1.7 million, or 10.8%, from $15.7 million for the second quarter of 2003 to $17.4 million for the second quarter of 2004. The increase in purchased transportation expenses resulted primarily from an increased usage of third party purchased transportation due to an increase in our average length of haul of 10.9%, one extra working day in the current quarter and an increase in fuel costs passed along from the third party providers. As a percentage of operating revenues, purchased transportation increased from 15.7% for the 2003 quarter to 16.4% for the 2004 quarter.

     Operating and general supplies and expenses. Operating and general supplies and expenses increased $4.5 million, or 27.1%, from $16.6 million for the second quarter of 2003 to $21.1 million for the second quarter of 2004. The increase in operating and general supplies and expenses resulted primarily from an increase in fuel, vehicle repairs, fuel tax and general supplies. As a percentage of operating revenues, operating and general supplies and expenses increased from 16.6% for the 2003 quarter to 20.0% for the 2004 quarter.

     Insurance and claims. Insurance and claims increased $1.2 million, or 21.8%, from $5.5 million for the second quarter of 2003 to $6.7 million for the second quarter of 2004. The increase in insurance and claims expense resulted primarily from an increase in cargo claims expense that was partially offset by a reduction in our third party accident claims. We also included in insurance and claims expense for the 2004 quarter our $0.4 million deductible for directors and officer insurance in connection with the class action complaints filed against us and certain of our officers and directors in late June and early July. As a percentage of operating revenues, insurance and claims increased from 5.5% for the 2003 quarter to 6.3% for the 2004 quarter.

     Building and equipment rentals. Building and equipment rentals increased approximately $0.2 million, or 16.7%, from $1.2 million for the second quarter of 2003 to $1.4 million for the second quarter of 2004. The increase in building and equipment rentals resulted primarily from the addition of leased terminals in connection with our Northwest expansion, a new terminal in California and normal annual rent increases for other terminals. As a percentage of operating revenues, building and equipment rentals increased from 1.2% for the 2003 quarter to 1.4% for the 2004 quarter.

     Depreciation and amortization. Depreciation and amortization expense decreased approximately $0.3 million, or 7.0%, from $4.3 million for the second quarter of 2003 to $4.0 million for the second quarter of 2004, mainly as a result of equipment becoming fully depreciated during 2003 and sales of non-essential equipment late in 2003. Gains on sales amounted to approximately $0.2 million in the 2004 quarter, mainly from the sale of excess land, compared to $15 thousand in the 2003 quarter. As a percentage of operating revenues, depreciation and amortization decreased from 4.3% for the 2003 quarter to 3.8% for the 2004 quarter.

     Operating ratio. Our operating ratio increased from 98.8% for the second quarter of 2003 to 104.8% for the second quarter of 2004.

     Interest expense. Total interest expense decreased $0.7 million, or 26.9%, from $2.6 million for the second quarter of 2003 to $1.9 million for the second quarter of 2004. As a percentage of operating revenues, interest expense decreased from 2.6% for the 2003 quarter to 1.8% for the 2004 quarter. Our debt balances decreased by approximately $50.0 million in December 2003 as we utilized part of the net proceeds from our initial public offering to pay off debt. In the first quarter of 2004, we further reduced our outstanding debt by $2.0 million through the utilization of net proceeds from our initial public offering. Our related party interest expense decreased slightly from $1.6 million in the 2003 quarter to $1.5 million in the 2004 quarter. The amounts for related party interest are recorded as interest expense because the associated leases are reflected as a financing arrangement in our consolidated financial statements.

     Income taxes. We recorded a $4.4 million income tax benefit in the second quarter of 2004 due partially to a pre-tax loss of $6.9 million. Also, included in the $4.4 million benefit is a $1.8 million benefit from the reversal of a previously recorded deferred liability as a result of an IRS review. Our pro forma income tax benefit in the second quarter of 2003 was approximately $0.5 million on a pre-tax loss of $1.4 million. The effective tax rate in the 2004 second quarter was 63.3% (38.1% excluding the $1.8 million benefit mentioned above) compared to pro forma 39.0% in the same quarter last year.

Comparison of Six Months Ended July 3, 2004, to Six Months Ended July 5, 2003

     Operating revenues. Operating revenues increased $3.6 million, or 1.8%, from $199.0 million for the 2003 period to $202.6 million for the 2004 period. The increase in operating revenues was partially due to an increase in fuel surcharge revenue due to higher cost of fuel. Revenue per working day was $1.56 million in the 2004 period, which was 2.0% higher than the $1.53 million per working day in the 2003 period. LTL revenue per hundredweight increased 2.5% from $11.10 in the 2003 period to $11.37 in the 2004 period due in part to an increase in fuel surcharge revenue and average length of haul of 11.0%. Total tonnage decreased 13.7 thousand tons, or 1.3%, from 1,032.1 thousand tons in the 2003 period to 1,018.4 thousand tons in the 2004 period.

     Salaries, wages, and benefits. Salaries, wages, and benefits increased $7.2 million, or 6.6%, from $108.5 million for the 2003 period to $115.7 million for the 2004 period due partially to a $2.5 million curtailment gain relating to a reduction of our obligations under a post-retirement health plan in the 2003 period. The increase in salaries, wages, and benefits, before the curtailment gain, resulted primarily from an increase in compensation for most of our employees, rising medical costs, increased length of haul and lower employee productivity. As a percentage of operating revenues, salaries, wages, and benefits increased from 54.5% for the 2003 period, to 57.2% for the 2004 period.

     Purchased transportation. Purchased transportation increased $1.2 million, or 4.0%, from $29.7 million for the 2003 period to $30.9 million for the 2004 period. The increase in purchased transportation expenses resulted primarily from an increased usage of third party purchased transportation due to an increase in our average length of haul and higher fuel surcharge costs paid to the third party providers. As a percentage of operating revenues, purchased transportation increased from 14.9% for the 2003 period to 15.3% for the 2004 period.

     Operating and general supplies and expenses. Operating and general supplies and expenses increased $5.6 million, or 16.4%, from $34.2 million for the 2003 period to $39.8 million for the 2004 period. The increase in operating and general supplies and expenses resulted primarily from an increase in vehicle repairs, fuel, utilities and general supplies. As a percentage of operating revenues, operating and general supplies and expenses increased from 17.2% for the 2003 period to 19.6% for the 2004 period.

     Insurance and claims. Insurance and claims increased $2.0 million, or 23.8%, from $8.4 million for the 2003 period to $10.4 million for the 2004 period. The increase in insurance and claims expense resulted primarily from an increase in cargo claims expense that was partially offset by a reduction in our third party accident claims. As a percentage of operating revenues, insurance and claims increased from 4.2% for the 2003 period to 5.1% for the 2004 period.

     Building and equipment rentals. Building and equipment rentals increased approximately $0.5 million, or 20.8%, from $2.4 million for the 2003 period to $2.9 million for the 2004 period. The increase in building and equipment rentals resulted primarily from the addition of leased terminals in connection with our Northwest expansion, a new terminal in California and normal annual rent increases for other terminals. As a percentage of operating revenues, building and equipment rentals increased from 1.2% for the 2003 period to 1.4% for the 2004 period.

     Depreciation and amortization. Depreciation and amortization expense decreased approximately $0.7 million, or 8.1%, from $8.6 million for the 2003 period to $7.9 million for the 2004 period, mainly as a result of equipment becoming fully depreciated during 2003 and sales of non-essential equipment late in 2003. We reported gains on sales of $0.4 million in the 2004 period compared to only $15 thousand in the 2003 period, due mainly to gains on sales of excess land. As a percentage of operating revenues, depreciation and amortization decreased from 4.3% for the 2003 period to 3.9% for the 2004 period.

     Operating ratio. Our operating ratio increased from 96.3% for the 2003 period to 102.5% for the 2004 period.

     Interest expense. Total interest expense decreased $1.4 million, or 27.4%, from $5.1 million for the 2003 period to $3.7 million for the 2004 period. As a percentage of operating revenues, interest expense decreased from 2.6% for the 2003 period to 1.8% for the 2004 period. Our debt balances decreased by approximately $50.0 million in December 2003 as we utilized part of the net proceeds from our initial public offering to pay off debt. In the first quarter of 2004, we further reduced our outstanding debt by $2.0 million through the utilization of net proceeds from our initial public offering. Our related party interest expense was largely unchanged at $3.1 million in both the 2003 and 2004 periods. The amounts for related party interest are recorded as interest expense because the associated leases are reflected as a financing arrangement in our consolidated financial statements.

     Income taxes. We recorded an income tax benefit in the 2004 period of $5.1 million, which yields an effective tax rate of 58.0% (including a $1.8 million benefit for the reversal of a previously recorded deferred tax liability due to an IRS review) on a pre-tax loss of $8.7 million. Excluding the $1.8 million benefit, the effective tax rate would have been 37.9%. Our pro forma income taxes in the 2003 period were approximately $1.0 million on a pre-tax income of $2.1 million. The effective tax rate was 48.1%. Included in the pro forma 2003 pre-tax income was a non-deductible interest expense of $0.5 million. Excluding the non-deductible interest expense, the effective tax rate would have been 39%.

Liquidity and Capital Resources

     Our business requires substantial, ongoing capital investments, particularly to replace revenue equipment such as tractors and trailers. Our primary sources of liquidity have historically been cash from operations, secured borrowings, and proceeds of our initial public offering. We believe these and other sources of liquidity will be sufficient to fund our operations at least through the end of 2004. We believe, based on past experience with our lenders, that such financing will be available if needed to provide liquidity beyond 2004.

     Net cash (used in) provided by operating activities was approximately $(3.1) million and $0.8 million for the six months ended July 3, 2004 and July 5, 2003, respectively. Net cash used in the 2004 period resulted mainly from payments on accrued expenses and other liabilities of $2.6 million, an increase in other assets (mainly prepaid licenses) of $1.5 million and an increase in accounts receivable of $5.9 million offset by an increase in accounts payable of $6.4 million. Our net income, for the six months ended July 5, 2003 amounted to $2.0 million including non-cash expenses of $8.6 million for depreciation. Other significant items affecting net cash of $0.8 million provided in the 2003 period were a $4.2 million decrease in accrued expenses and other liabilities, an increase in trade accounts receivable of $8.8 million and an increase of $2.4 million in claims and insurance accruals.

     Net cash used in investing activities was approximately $21.4 million and $1.6 million for the six months ended July 3, 2004 and July 5, 2003. Our capital expenditures were approximately $16.3 million in the 2004 period and $1.9 million in the 2003 period. In 2004, we paid $8.0 million (of the total purchase price of $10.0 million) for the terminal network and rolling stock of EOFF - our Northwest expansion. We expect our net capital expenditures, for the second half of 2004, to be approximately $15 million consisting primarily of the acquisition of new tractors and trailers.

     Net cash used in financing activities was approximately $4.0 million for the six months ended July 3, 2004 due mainly to payments on long term debt. In the six months ended July 5, 2003, net cash used amounted to $4.9 million due mainly to $4.8 million distribution made to stockholders of our former S corporation relating to the fourth quarter of 2002.

     On April 30,  2002,  we entered  into a $40.0  million  revolving  accounts receivable securitization facility that expires April 27, 2005, with Three Pillars Funding Corporation and a revolving credit facility with Suntrust Bank. Under the securitization facility, we can borrow up to $40.0 million, subject to eligible receivables. We pay commercial paper interest rates plus an applicable margin on amounts borrowed. Interest is generally payable monthly. The securitization facility includes certain restrictions and financial covenants. As of July 3, 2004, we had no borrowings outstanding under the securitization facility. Under the securitization facility, we pay a commitment fee equal to 0.2% per year of 102% of the facility limit minus the aggregate outstanding principal balance, as well as an administrative fee equal to 0.15% per annum of the uncommitted balance.

     On July 28, 2004, we entered into an Amended and Restated Revolving Facility to replace the Revolving Facility existing on July 3, 2004, to increase borrowing capacity to $30,000, and to extend the maturity date to April 30, 2006. Under the Amended and Restated Revolving Facility, the Company can receive up to an aggregate of $30,000 of proceeds in the form of loans and letters of credit, with a sublimit of $10,000 that can be received in the form of loans. The Amended and Restated Revolving Facility accrues interest at a variable rate equal, at the Company's option, to either (a) the bank's prime lending rate minus an applicable margin, or (b) LIBOR plus an applicable margin. The applicable margins for both types of loans will vary depending on the Company's lease adjusted leverage ratio. Interest is payable in periods from one to three months at the option of the Company. The Amended and Restated Revolving Facility is secured by certain revenue equipment, and letters of credit that are issued are secured by cash collateral. The facility contains, among other things, certain financial and non-financial covenants. The Company must pay a commitment fee equal to 0.25% per annum on the daily unused Amended and Restated Revolving Facility as well as a letter of credit fee equal to 0.25% per annum on the average daily amount of the letters of credit.

     Substantially all of the amounts outstanding under our $30.0 million revolving credit facility are used to fund outstanding letters of credit. As of July 3, 2004, we had no borrowings and $15.8 million in letters of credit outstanding under that facility. The face amount of letters of credit we are required to post is expected to increase in the future because of our larger self-insured retentions. However, to the extent that insurance requirements cause our letters of credit outstanding to rise above this level, our borrowing capacity under the revolving credit facility will be reduced and we may be required to draw upon other resources, such as our securitization facility, to address our liquidity needs.

     We have entered into a number of note agreements with a third party to acquire equipment for use in our operations. The outstanding principal balance of these notes was $0.1 million at July 3, 2004. These notes have fixed interest rates ranging from 7.75% to 8.75% and mature at various dates through July 2006.

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

     Because the fair value of the properties sold and leased back has always equaled or exceeded the proceeds from the financing arrangement, the annual lease payments have been reflected as a cost of the financing and recorded as interest expense. The amount outstanding under the financing agreement was $22.9 million and $23.2 million at July 3, 2004 and December 31, 2003, respectively.

Off-Balance Sheet Arrangements

     Certain of our terminals and revenue equipment are financed off-balance sheet through operating leases. As of July 3, 2004, 56 of our terminals, including seven owned by related parties, were subject to operating leases.

     Terminals and revenue equipment held under operating leases are not carried on our balance sheet, and lease payments in respect of such terminals and revenue equipment are reflected in our statements of operations in the line items "Building and equipment rentals" and "Building and equipment rentals - related parties." Our total rental expense related to operating leases, including rent paid to related parties, was $2.5 million for the first half of 2004, compared to $2.1 million for the first half of 2003. The total amount of remaining payments under operating leases as of July 3, 2004 was $22.6 million, with $5.4 million due in the next 12 months.

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

Item 3.  Quantatative and Qualitative Disclosures About Market Risk.

     We are exposed to a variety of market risks, most importantly the effects of the price and availability of diesel fuel and changes in interest rates. To address the risk of high fuel prices, we maintain a fuel surcharge program. Fuel surcharge programs are well established in the industry and are broadly accepted by our customers. We believe our fuel surcharge program is effective at mitigating the risk of high fuel prices. Accordingly, we have not engaged in any fuel price hedging activities. Because fuel surcharges, typically, are based on the weekly national average price of diesel fuel and our operations are concentrated in the Southwest and West coast, we have structured our fuel surcharge to reflect the cost in those regions where we conduct the majority of our business. There remains some risk that this blended national average will not fully reflect regional fuel prices. We are highly dependent on adequate supplies of diesel fuel. If our supply were interrupted, for example as a result of war or hostile action against the United States or in fuel producing regions, we would be exposed to significant risks.

     Our market risk is also affected by changes in interest rates. Historically, we have used a combination of fixed rate and variable rate obligations to manage our interest rate exposure. Fixed rate obligations expose us to the risk that interest rates might fall. Variable rate obligations expose us to the risk that interest rates might rise. We did not have any interest rate swaps at July 3, 2004, although we may enter into such swaps in the future if we deem appropriate.

     Our variable rate obligations consist of our revolving line of credit and our accounts receivable securitization facility. Our revolving line of credit, provided there has been no default, carries a variable interest rate based on either the prime rate or LIBOR. Our securitization facility carries a variable interest rate based on the commercial paper rate. We currently have no drawings under our securitization facility, but assuming borrowings were equal to the $37.6 million available on the securitization facility at July 3, 2004, a one percentage point increase in commercial paper rates would increase our annual interest expense by $376,000.

Item 4.  Controls and Procedures.

     As required by Rule 13a-15 under the Exchange Act, the Company has carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report. During the Company's first two quarters of 2004, there were no changes in the Company's internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

     In June and July 2004, three stockholder class actions were filed against us and certain of our officers and directors. The class actions were filed in the United States District Court - Western District of Texas and generally allege that false and misleading statements were made in our initial public offering registration statement and prospectus, during the period surrounding our initial pubic offering and up to the Company's press release dated June 16, 2004. The class actions are in the initial phases and we intend to vigorously defend against the suits. We maintain a directors' and officers' insurance policy with a $350,000 deductible. We have informed our insurance carrier and retained outside counsel to assist us in our defense.

     We believe there is no factual or legal basis for the allegations. Although it is not possible at this time to predict the litigation outcome of these cases, we expect to prevail. However, an adverse litigation outcome could be material to our consolidated financial position or results of operations. As a result of the uncertainty regarding the outcome of this matter no provision has been made in the consolidated financial statements with respect to this contingent liability.

     We are not aware of any other claims that could materially affect our consolidated financial position or results of operations.

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

     Approximately $49.6 million of the proceeds we received have been used to repay debt, including: (a) $30.5 million under our accounts receivable securitization facility; (b) $17.1 million under secured equipment and terminal notes; and (c) $2.0 million under secured capital leases. As of July 3, 2004, we had used approximately $8.0 million for the acquisition of certain assets of EOFF. We expect to use an additional $2.0 million in connection with this acquisition. We have also used another $10.6 million, in the first six months of 2004, to acquire two terminals and purchase used and new revenue equipment.

     As of July 3, 2004, approximately $9.4 million of the proceeds received in our initial public offering remain unused. We intend to use the remainder of the proceeds to repay amounts under secured capital leases, and for general corporate purposes, including working capital and capital expenditures.

     (e) Not applicable.

Item 3.  Defaults Upon Senior Securities.

         Not applicable.

Item 4.  Submission of Matters to a Vote of Securities Holders.

     The Annual Meeting of Stockholders of Central Freight Lines, Inc. was held on May 19, 2004, for the purposes of (a) electing six directors for one-year terms, and (b) considering and acting upon a proposal to approve the 2004 Employee Stock Purchase Plan. Proxies for the meeting were solicited pursuant to
Section 14(a) of the Securities Exchange Act of 1934, and there was no solicitation in opposition to management's nominees for director. Each of management's nominees for director as listed in the Proxy Statement was elected, and the 2004 Employee Stock Purchase Plan was approved.

     The voting tabulation on the election of directors in item (a) was as follows:

                                  Shares Voted      Shares Voted     hares Voted
                                      "FOR"           "AGAINST"       "ABSTAIN"

      Robert V. Fasso               15,569,554            0            287,800
      Jerry Moyes                   15,575,984            0            281,370
      Duane W. Acklie               15,502,629            0            354,725
      John Breslow                  15,534,584            0            322,770
      Porter J. Hall                15,502,629            0            354,725
      Gordan W. Winburne            15,543,329            0            314,025

The voting tabulation on the approval of the 2004 Employee Stock Purchase Plan in item (b) was 13,738,139 shares voted "FOR," 525,595 shares voted "AGAINST," and 900 shares voted "ABSTAIN."

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

             4.2                    Bylaws of Central Freight Lines, Inc., a Nevada corporation.  (Incorporated by reference to Exhibit 3.2 to this Report on Form 10-Q.)

             10.4(a)*               First Amended and Restated Revolving Credit Loan Agreement, dated
                                    July 28, 2004, by and between Central Freight Lines, Inc., a Texas corporation, and Suntrust Bank, a Georgia state banking corporation.

             10.4(b)*               Revolving Credit Note, dated July 28, 2004, by Central Freight Lines, Inc., a
                                    Texas corporation, in favor of Suntrust
                                    Bank, a Georgia state banking corporation.


             10.5*                  Guaranty, dated July 28, 2004, by Central Freight Lines, Inc., a Nevada
                                    corporation, in favor of Suntrust Bank, a Georgia state banking corporation.

             10.6*                  Security Agreement, dated July 28, 2004, by and between Central Freight
                                    Lines, Inc., a Texas corporation and Suntrust Bank, a Georgia state banking corporation.

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

     On June 16, 2004, Central Freight Lines, Inc. filed a current report on Form 8-K to furnish under item 12 Central's press release announcing its expected results of operations for its 2004 second quarter.

     On July 29, 2004, Central Freight Lines, Inc. filed a current report on Form 8-K to furnish under item 12 Central's press release presenting its 2004 second quarter results.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.


August 13, 2004

                                     Central Freight Lines, Inc.





                                     /s/ Jeffrey A. Hale

                                         Jeffrey A. Hale
                                         Senior Vice President and
                                           Chief Financial Officer