Form 10-Q
period 2004-10-02
CENTRAL FREIGHT LINES INC
filed 2004-11-16
CIK 1085636

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    Form 10-Q

     /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                 For the quarterly period ended October 2, 2004

                                       or
    / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

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

The number of shares of common stock outstanding at November 15, 2004 was 18,171,173.

                           Central Freight Lines, Inc.
                                    Form 10-Q
               Three months and nine months ended October 2, 2004




                                Table of Contents

                                                                                                         Page Number

Part I. Financial Information

         Item 1.  Financial Statements

             Consolidated Balance Sheets as of October 2, 2004 (unaudited) and December 31, 2003               3

             Consolidated Statements of Operations (unaudited) for the Three months and Nine months
                        ended  October 2, 2004 and October 4, 2003                                             4

             Consolidated Statements of Cash Flows  (unaudited) for the Nine months
                   ended October 2, 2004 and October 4, 2003                                                   5

             Notes to Consolidated Financial Statements (unaudited)                                            6

         Item 2. Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                                      12

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                  21

         Item 4.  Controls and Procedures                                                                     21

Part II.  Other Information

         Item 1.  Legal Proceedings                                                                           23

         Item 2.  Unregistered Sales of Equity Securities and  Use of Proceeds                                23

         Item 3.  Defaults Upon Senior Securities                                                             24

         Item 4.  Submission of Matters to a Vote of Securities Holders.                                      24

         Item.5. Other Information                                                                            24

         Item 6.  Exhibits                                                                                    24

         Signatures                                                                                           26


                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                  CENTRAL FREIGHT LINES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      October 2, 2004 and December 31, 2003
                             (Dollars in thousands)

                                                                           2004
                     Assets                                             (Unaudited)            2003
                                                                     ------------------ -----------------
Cash and cash equivalents                                            $      4,161       $     41,493
Restricted cash                                                            18,852                -
Accounts receivable less allowance for doubtful accounts and revenue       56,675             51,864
  adjustments of $6,913 in 2004 and $5,353 in 2003
Other current assets                                                        9,326              8,298
Deferred income taxes                                                      13,549              4,588
                                                                     ------------------ -----------------
         Total current assets                                             102,563            106,243
Property and equipment, net                                               129,434            114,693
Goodwill                                                                    4,324              4,324
Other assets                                                                6,826              2,113
                                                                     ------------------ -----------------
         Total assets                                                $    243,147       $    227,373
                                                                     ================== =================

            Liabilities and Stockholders' equity
Current maturities of long-term debt                                 $      8,077       $      6,375
Short-term notes payable                                                   26,323                -
Trade accounts payable                                                     19,242             18,136
Payables for related party transportation services                            987              1,020
Accrued expenses                                                           32,114             27,207
                                                                     ------------------ -----------------
         Total current liabilities                                         86,743             52,738
Long-term debt, excluding current maturities                               11,876             19,988
Related party financing                                                    22,852             23,154
Deferred income taxes                                                      13,976             15,633
Other liabilities                                                           8,992              7,422
                                                                     ------------------ -----------------
         Total liabilities                                                144,439            118,935
                                                                     ------------------ -----------------

Commitments and contingencies
Stockholders' equity:
 Preferred stock; $0.001 par value per share; 10,000,000 shares authorized;
  none issued or outstanding                                                  -                  -
Common Stock; $0.001 par value per share; 100,000,000 shares authorized,
 18,171,173 and 17,632,545 shares issued and outstanding as of
 October 2, 2004 and December 31, 2003, respectively                           18                 17
Additional paid-in capital                                                109,453            108,143
Unearned compensation                                                        (293)              (822)
Retained earnings (accumulated deficit)                                   (10,470)             1,100
                                                                     ------------------ -----------------
         Total stockholders' equity                                        98,708            108,438
                                                                     ------------------ -----------------
         Total liabilities and stockholders' equity                  $    243,147       $    227,373
                                                                     ================== =================
See accompanying notes to consolidated financial statements.

                   CENTRAL FREIGHT LINES, INC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            (Unaudited, dollars in thousands, except per share data)

                                                                       Three months ended                 Nine months ended
                                                                --------------------------------  --------------------------------
                                                                    October 2,       October 4,       October 2,       October 4,
                                                                       2004             2003             2004             2003
                                                                ----------------  --------------  ---------------  ---------------
Operating revenues                                              $        98,539   $     101,209   $      301,090   $      300,161
                                                                ----------------  --------------  ---------------  ---------------
Operating expenses:
  Salaries, wages and benefits                                           57,818          49,142          173,558          157,612
  Purchased transportation                                               10,621          11,029           33,313           28,533
  Purchased transportation - related parties                              3,590           3,756           11,832           15,965
  Operating and general supplies and expenses                            22,455          16,691           62,080           50,860
  Operating and general supplies and expenses - related parties              91             224              225              244
  Insurance and claims                                                    8,689           3,875           19,090           12,261
  Building and equipment rentals                                          1,176             979            3,149            2,612
  Building and equipment rentals - related parties                          450             358            1,346            1,130
  Depreciation and amortization                                           4,408           4,303           12,278           12,858
                                                                ----------------  --------------  ---------------  ---------------
      Total operating expenses                                          109,298          90,357          316,871          282,075
                                                                ----------------  --------------  ---------------  ---------------
  (Loss) income from operations                                         (10,759)         10,852          (15,781)          18,086
Other expense:
  Interest expense                                                         (399)           (938)            (972)          (2,937)
  Interest expense - related parties                                     (1,533)         (1,559)          (4,675)          (4,654)
                                                                ----------------  --------------  ---------------  ---------------
      (Loss) income from before income taxes                            (12,691)          8,355          (21,428)          10,495
Income taxes:
  Income tax benefit (expense)                                            4,793            (318)           9,858             (449)
                                                                ----------------  --------------  ---------------  ---------------
      Net (loss) income                                         $        (7,898)  $       8,037   $      (11,570)  $       10,046
                                                                ================  ==============  ===============  ===============
  Net loss per share:
    Basic                                                       $         (0.43)                  $        (0.65)
    Diluted                                                               (0.43)                           (0.65)

Weighted average outstanding shares (in thousands):
  Basic                                                                  18,158                           17,903
  Diluted                                                                18,158                           17,903
Pro forma C corporation data (Note 5):
     Historical income before income taxes                                        $       8,355                    $       10,495
     Pro forma income tax expense                                                        (3,257)                           (4,288)
                                                                                  --------------                   ---------------
       Pro forma net income                                                       $       5,098                    $        6,207
                                                                                  ==============                   ===============
     Net income per share:
      Basic                                                                       $        0.47                    $         0.57
      Diluted                                                                              0.43                              0.52
     Weighted average outstanding shares (in thousands):
      Basic                                                                              10,873                            10,870
      Diluted                                                                            11,875                            11,909

See accompanying notes to consolidated financial statements.

                  CENTRAL FREIGHT LINES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              Nine Months Ended October 2, 2004 and October 4, 2003
                        (Unaudited, dollars in thousands)

                                                                                      2004                 2003
                                                                                -----------------    -----------------
Cash flows from operating activities:
     Net (loss) income                                                          $    (11,570)        $     10,046
     Adjustments to reconcile net (loss) income to
       net cash (used in) provided by operating activities:
         Bad debt expense                                                                744                  601
         Non-cash interest expense - related parties                                      -                   500
         Equity in income of affiliate                                                    28                    1
         Depreciation and amortization                                                12,278               12,858
         Deferred income taxes                                                        (9,999)                 276
         Decrease in unearned compensation                                               165                  178
         Gain on curtailment of health plan                                               -                (7,799)
         Change in operating assets and liabilities, net
            of purchase accounting effects:
              Restricted cash                                                        (18,852)                  -
              Accounts receivable                                                     (5,556)              (7,000)
              Accounts receivable - related parties                                       -                   651
              Other assets                                                              (934)              (1,014)
              Trade accounts payable                                                   1,106               (5,732)
              Trade accounts payable - related parties                                   (33)                 700
              Claims and insurance accruals                                            5,902                2,689
              Accrued expenses and other liabilities                                     575                2,047
                                                                                -----------------    -----------------
                  Net cash (used in) provided by operating activities                (26,146)               9,002
                                                                                -----------------    -----------------
Cash flows from investing activities:
     Additions to property and equipment                                             (25,947)              (5,877)
     Proceeds from sale of property and equipment                                      3,876                  477
     Cash paid for acquisition of business                                            (9,058)                  -
                                                                                -----------------    -----------------
                  Net cash used in investing activities                              (31,129)              (5,400)
                                                                                -----------------    -----------------
Cash flows from financing activities:
     Proceeds from long-term debt                                                         -                37,944
     Proceeds from securitization facility                                            25,300                   -
     Repayments of long-term debt                                                     (6,409)             (39,768)
     Exercise of stock options                                                         1,122                   -
     Initial public offering costs                                                       (70)                  -
     Distributions paid                                                                   -                (6,140)
                                                                                -----------------    -----------------
                  Net cash provided by (used in) financing activities                 19,943               (7,964)
                                                                                -----------------    -----------------
                  Net decrease in cash                                               (37,332)              (4,362)
Cash at beginning of period                                                           41,493                7,350
                                                                                -----------------    -----------------
Cash at end of period                                                           $      4,161         $      2,988
                                                                                =================    =================
Supplemental disclosure of cash flow information:
  Cash paid for:
          Interest                                                              $      5,788         $      7,431
          Income taxes                                                          $        179         $        134
    Non-cash transaction:
          Note payable for acquisition of business                              $      1,023         $         -

See accompanying notes to consolidated financial statements.

                  CENTRAL FREIGHT LINES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
               (In thousands, except share and per share amounts)


(1) Basis of Presentation

     The accompanying consolidated financial statements of Central Freight Lines, Inc. and its wholly owned subsidiaries (the "Company") have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Quarterly Reports on Form 10-Q and Rule 10-01 of Regulation S-X, and should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2003. Accordingly, significant accounting policies and other disclosures normally provided have been omitted since such information is provided therein.

     In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly our consolidated financial position as of October 2, 2004, the consolidated results of our operations for the three months and nine months ended October 2, 2004 and October 4, 2003 and our consolidated cash flows for the nine months ended October 2, 2004 and October 4, 2003. The results of our operations for the nine months ended October 2, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

(3) Stock-Based Compensation

     The Company has a stock-based employee compensation plan. The Company accounts for that plan under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, the Company records compensation expense only if the fair value of the underlying stock exceeds the exercise price on the date of grant. The following table illustrates the effect on net (loss) income and (loss) income per share as if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, and as allowed by SFAS No. 148, Accounting for Stock-Based Compensation -- Transition and Disclosure, an Amendment of FASB No. 123, to stock-based employee compensation and had the Company been a C corporation for all periods presented.

                                                                    Three months ended                Nine months ended
                                                              -----------------------------   --------------------------------
                                                                October 2,      October 4,       October 2,       October 4,
                                                                  2004            2003             2004             2003
                                                              -------------   -------------   ---------------   --------------
Net loss, as reported:                                        $     (7,898)                   $     (11,570)
Add:
     Stock-based employee compensation expense included
     in reported net (loss), net of related tax effects                 46                              165
Deduct:
     Total stock-based employee compensation expense
     determined under fair value based method for all
     awards, net of related tax effects                               (190)                            (502)
                                                              -------------                   ---------------
Pro forma net loss                                            $     (8,042)                   $     (11,907)
                                                              =============                   ===============
Net loss  per share
  Basic
       As reported                                            $      (0.43)                   $       (0.65)
       Pro forma                                                     (0.44)                           (0.67)
  Diluted
       As reported                                                   (0.43)                           (0.65)
       Pro forma                                                     (0.44)                           (0.67)

Net income, as reported:                                                      $     8,037                      $     10,046
Add:
     Stock-based employee compensation expense included
     in reported net income, net of related tax effects                                59                               178
Deduct:
     Total stock-based employee compensation expense
     determined under fair value based method for all
     awards, net of related tax effects                                               (71)                             (209)
                                                                              -------------                     --------------
Adjusted net income                                                                 8,025                            10,015
Pro forma federal income tax adjustment                                            (3,000)                           (3,839)
                                                                              -------------                     --------------
Adjusted pro forma net income                                                 $     5,025                       $     6,176
                                                                              =============                     ==============

Adjusted pro forma net income per share:
  Basic
       As reported                                                            $       0.47                      $      0.57
       Pro forma                                                                      0.46                             0.57
  Diluted
       As reported                                                                    0.43                             0.52
       Pro forma                                                                      0.42                             0.52


                  CENTRAL FREIGHT LINES, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -continued
               (In thousands, except share and per share amounts)

(4) Acquisition

     Effective March 5, 2004, the Company purchased selected terminals and rolling stock of Eastern Oregon Fast Freight ("EOFF") a non-union less-than-truckload carrier that operated 21 terminals in the states of Oregon, Washington, and Idaho. The selected assets of EOFF were purchased for approximately $10,000 in cash ($7,000 of the purchase price was paid in the first quarter, $1,000 was paid in each of the second and third quarters and the remainder will be paid before the end of 2004). Included in the purchase price was a $600 non-compete agreement that will be amortized over fifteen years. The purpose of the acquisition was to expand the Company's operations into the Pacific Northwest. The assets acquired were recorded at estimated fair values as determined by the Company's management based on information currently available and on assumptions as to future operations. If the results of the operations of EOFF had been reflected in the Company's consolidated results effective January 1, 2004, the EOFF results would not have had a material effect on the Company's consolidated results.

The $10,000 purchase price was allocated as follows:
         Property and equipment     $9,400
         Non-compete agreement         600
                                   -------
Total                              $10,000
                                   =======
(5) (Loss) Income Per Share

     On November 1, 2003, the Company converted from an S corporation to a C corporation (see note 7). (Loss) income per share has been calculated as if the Company were a C corporation for federal income tax purposes for the three months and nine months ended October 2, 2003. Basic (loss) income per share is calculated using the weighted average number of shares outstanding. The weighted average shares outstanding used in the calculation of diluted (loss) income per share includes the dilutive effect of options to purchase common stock, calculated using the treasury stock method. Unexercised stock options are the only reconciling items between basic and diluted income per share for 2003.

     The following table presents information necessary to calculate basic and diluted (loss) income per share:

                                                            Three months ended                 Nine months ended
                                                       -----------------------------     ------------------------------
                                                       October 2,       October 4,       October 2,        October 4,
                                                          2004             2003             2004              2003
                                                       ------------     ------------     ------------     -------------
Net (loss) income                                      $    (7,898)     $     8,037      $   (11,570)     $     10,046
                                                       ============                      ============

Pro forma federal tax adjustment                                             (2,939)                            (3,839)
                                                                        ------------                      -------------
Pro forma net (loss) income                                             $     5,098                       $      6,207
                                                                        ============                      =============
      (Shares in thousands)
Weighted average shares outstanding - basic                 18,158           10,873           17,903            10,870
Common stock equivalents                                        -             1,002               -              1,039
                                                       ------------     ------------     ------------     -------------

Weighted average shares outstanding - diluted               18,158           11,875           17,903            11,909
                                                       ============     ============     ============     =============
Basic loss per share                                         (0.43)                            (0.65)
Pro forma basic (loss) income per share                                        0.47                               0.57
Diluted loss per share                                       (0.43)                            (0.65)
Pro forma diluted (loss) income per share                                      0.43                               0.52
Anti-dilutive  unexercised options excluded
        from calculation                                     1,810              303            1,810               303


                  CENTRAL FREIGHT LINES, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -continued
               (In thousands, except share and per share amounts)

(6) Debt and Related Party Financing

(a) Long term debt

     Long-term debt consists of the following at October 2, 2004 and December 31, 2003:

                                               2004               2003
                                               ----               ----

        Notes payable                        $   131           $   169
        Capital lease obligations             19,822            26,194
                                              ------            ------
                                              19,953            26,363
        Less: Current portion                  8,077             6,375
                                              ------            ------
                                             $11,876           $19,988
                                              ======            ======

     The Company has a note agreement with a third party. The balance of the note was $131 and $169 at October 2, 2004 and December 31, 2003, respectively. The note has a fixed interest rate of 8.75% and matures January 2006 and requires monthly principal and interest payments through maturity.

(b) Short term notes payable

     On April 30, 2002, the Company entered into a $40,000 revolving accounts receivable securitization facility (the Securitization Facility) that expires on April 27, 2005. Under the Securitization Facility, the Company, on a revolving basis, sells its interests in its accounts receivable to Central Receivables, a wholly-owned, special purpose subsidiary. The assets and liabilities of Central Receivables are included in the consolidated financial statements of the Company. The Company can receive up to $40,000 of proceeds, subject to eligible receivables and will pay a service fee recorded as interest expense, as defined in the agreement. The Company pays commercial paper interest rates plus an applicable margin on the proceeds received. Interest is generally payable monthly. The Securitization Facility includes certain restrictions and financial covenants. The Company must pay a commitment fee equal to 0.2% per annum of 102% of the facility limit minus the aggregate principal balance, as well as an administrative fee equal to 0.15% per annum of the uncommitted balance. As of October 2, 2004 there were borrowings of $25,300 and at December 31, 2003, there were no borrowings outstanding under the Securitization Facility.

     On July 28, 2004, the Company and SunTrust Bank entered into a $30,000 amended and restated revolving credit facility (the Amended and Restated Revolving Facility). On November 5, 2004, the Company executed a first amendment to the Amended and Restated Revolving Credit Facility. Under the first amendment to the Amended and Restated Revolving Facility, the Company can receive up to an aggregate of $30,000 of proceeds in the form of letters of credit, only. The Amended and Restated Revolving Facility accrues interest at a variable rate equal, at the Company's option, to either (a) the bank's prime lending rate minus an applicable margin, or (b) LIBOR plus an applicable margin. The applicable margins for both types of loans will vary depending on the Company's lease adjusted leverage ratio. Interest is payable in periods from one to three months at the option of the Company. The Amended and Restated Revolving Facility is secured by certain revenue equipment, and letters of credit that are issued are secured by cash collateral. The facility contains, among other things, certain financial and non-financial covenants, and matures on April 30, 2006. The Company must pay a commitment fee equal to 0.50% per annum on the daily unused Amended and Restated Revolving Facility as well as a letter of credit fee equal to 0.25% per annum on the average daily amount of the letters of credit. The Company must also cash collateralize its outstanding letters of credit. At October 2, 2004, the Company had restricted cash of $18,852, as reported on the Company's consolidated balance sheet related to these letters of credit. At October 2, 2004, the Company had letters of credit of $16,771 outstanding and $ 13,229 available under the Amended and Restated Revolving Facility.

     The Company has a note agreement with a third party. The balance of the note was $131 and $169 at October 2, 2004 and December 31, 2003, respectively. The note has a fixed interest rate of 8.75% and matures January 2006 and requires monthly principal and interest payments through maturity.

                  CENTRAL FREIGHT LINES, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -continued
               (In thousands, except share and per share amounts)

     In March 2004, (see Note 4 above) the Company acquired certain assets of EOFF for approximately $10,000. Under the terms of the agreement, the Company paid approximately $7,000 of the purchase price at closing and $1,000 in the second quarter of 2004 and $1,000 in the third quarter of 2004. The remaining $1,000 is recorded on the consolidated balance sheet as short-term notes payable at October 2, 2004.

 (c) Related-Party Financing

     In 1998, the Company entered into an agreement with Southwest Premier Properties, L.L.C., an entity controlled by the Company's principal stockholder, for the sale and leaseback of the land, structures and improvements of some of the Company's terminals. For financial accounting purposes, this transaction has been accounted for as a financing arrangement. Consequently, the related land, structures and improvements remain on the Company's consolidated balance sheet. The initial lease term is for ten years with an option for an additional ten years at the then fair market rental rate. At the expiration of the original lease term, the Company has an option to purchase all of the properties, excluding certain surplus properties, for the then fair market value.

     Since the fair value of the properties sold and leased back has always equaled or exceeded the proceeds from the financing arrangement, the annual lease payments have been reflected as a cost of the financing and recorded as interest expense. During 2004, $302 of these properties were sold and accounted for as a reduction in the financing obligation and a reduction in property. The amount outstanding under the financing agreement was $22,852 and $23,154 at October 2, 2004 and December 31, 2003, respectively. If the Company exercises the fair value purchase option, the excess of the amount paid over the recorded financing obligation will be reflected as additional interest expense. If the fair value purchase option is not exercised at the end of the lease term, the excess of the recorded financing obligation over the net book value of the related properties will be reflected as a gain on the financing arrangement.

(7) Income Taxes

     On November 1, 2003, the Company converted to a C Corporation for federal income tax purposes.

     Prior to the C Corporation election, the Company elected S Corporation status for federal income tax purposes. Accordingly, the accompanying unaudited consolidated financial statements for the three months and nine months ended October 4, 2003 do not include the effects of federal income taxes, and income taxes consist solely of state income taxes.

     The income tax benefit for the nine months ended October 2, 2004 includes a $1.8 million benefit from the reversal of a previously recorded deferred tax liability as a result of an IRS review.

(8) Contingencies

     The Company is involved in certain claims and pending litigation arising from the normal conduct of business. Based on the present knowledge of the facts, management believes the resolution of these claims and pending litigation will not have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.

     In June and July 2004, three stockholder class actions were filed against the Company and certain of its officers and directors. The class actions were filed in the United States District Court - Western District of Texas and generally allege that false and misleading statements were made in the Company's initial public offering registration statement and prospectus, during the period surrounding the Company's initial pubic offering and up to the press release dated June 16, 2004. The class actions are in the initial phases and the Company intends to vigorously defend against the suits. The Company maintains a directors' and officers' insurance policy with a $350 deductible. The Company has informed its insurance carrier and has retained outside counsel to assist in its defense.

                  CENTRAL FREIGHT LINES, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -continued
               (In thousands, except share and per share amounts)

     On August 9 and 10, 2004, two purported derivative actions were filed against the Company, as nominal defendant, and against certain of the Company's officers, directors, and former directors. These actions were filed in the District Court of McLennan County, Texas and generally allege breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment on the part of certain of the Company's present and former officers and directors in the period between December 12, 2003 and the present. The purported derivative actions seek declaratory, injunctive, and other relief.

     The Company believes there is no factual or legal basis for the allegations. Although it is not possible at this time to predict the litigation outcome of these cases, the Company expects to prevail. However, an adverse litigation outcome could be material to the Company's consolidated financial position or results of operations. As a result of the uncertainty regarding the outcome of this matter, no provision has been made in the consolidated financial statements with respect to this contingent liability.

     The Company is subject to loss contingencies pursuant to federal, state, and local environmental regulations dealing with the transportation, storage, presence, use, disposal, and handling of hazardous materials, discharge of storm water and fuel storage tanks. Environmental liabilities, including remediation costs, are accrued when amounts are probable and can be reasonably estimated.

(9) Related-Party Transactions

     During the three months and nine months ended October 2, 2004 and October 4, 2003 the Company incurred approximately $3,590, $3,756, $11,832 and $15,965, respectively, for transportation services provided by companies for which the Company's principal stockholder is the Chairman. At October 2, 2004 and December 31, 2003, the Company had payables of $987 and $1,020, respectively, for these transportation services.

     During the three months and nine months ended October 2, 2004 and October 4, 2003, the Company incurred $91, $224, $225, and $244, respectively, to an entity owned by a stockholder of the Company for legal services. The Company also paid $117 for legal services in 2003, which were related to the initial public offering.

     During the three months and nine months ended October 2, 2004 and October 4, 2003, the Company incurred $450, $358, $1,346, and $1,130, respectively, for building rental expense with related parties.

(10) Employee Benefit Plan

     During August 2004, the Company initiated its Employee Stock Purchase Plan (the "Plan") as approved under a Form S-8 filed on August 9, 2004. The Plan is limited to benefits eligible employees. Employees may acquire shares under this Plan at a 10% discount to the market based upon the closing price of the Company's shares on the last trading day of each month. The total number of shares allocated to the Plan is 1,000,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

     Except for the historical information contained herein, the discussion in this annual report contains "forward-looking statements," which include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation, and availability of resources. These forward-looking statements include, without limitation, statements regarding: expectations as to operational improvements including improvements in productivity, service, safety, yield, and tonnage growth; expectations as to cost savings, revenue growth, and income; the time by which certain objectives will be achieved; proposed new products and services; expectations that claims, lawsuits, commitments, contingent liabilities, labor negotiations, or agreements, or other matters will not have a materially adverse effect on our consolidated financial position, results of operations, or liquidity; statements concerning projections, predictions, expectations, estimates, or forecasts as to our business, financial, and operational results, future liquidity, and future economic performance; and statements of management's goals and objectives, and other similar expressions concerning matters that are not historical facts. Words such as "may," "will," "should," "could," "would," "predicts," "potential," "continue," "expects," "anticipates," "future," "intends," "plans," "believes," "estimates," and similar expressions, as well as statements in future tense, identify forward-looking statements. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and/or management's good faith belief with respect to future events, and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. Readers should review and consider the factors discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors that May Affect Future Results" of our Annual Report on Form 10-K, filed on March 30, 2004, along with the various disclosures by us in our press releases, stockholder reports, and other filings with the Securities and Exchange Commission. We do not assume, and specifically disclaim, any obligation to update any forward-looking statement contained in this Report.

Executive Overview

     We are one of the ten largest regional less-than-truckload ("LTL") carriers in the United States based on revenues, generating approximately $390.0 million in revenue during 2003 and approximately $98.5 and $301.1 million, respectively, in revenue during the third quarter and first three quarters of 2004. In our operations, we pick up and deliver multiple shipments for multiple customers on each trailer. In 2003 and the first three-quarters of 2004, a significant portion of our business was concentrated in our Southwest region, which is anchored by Texas and California, two of the nation's three largest state economies.

     We grew substantially between our first full year of operation in 1998 and 2001, but our operating results were less than we desired and we experienced a loss during 2001. In 2002 and 2003, we assembled a new senior management team and began executing a strategic plan designed to increase the efficiency of our operations and expand our geographic territory. In 2002 and 2003, we focused on streamlining our terminal network, routing freight efficiently through that network, improving our freight mix through a comprehensive yield management program, and applying our dynamic resource planning process to our operations. In 2002 and 2003, our profitability, as measured by operating ratio, improved substantially, and we achieved an operating ratio of 93.9% for the year ended December 31, 2003, compared to 98.9% for 2001.

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

     In December 2002, we expanded service in a seven-state, Midwest region, establishing all-points coverage in six of these states. Our expenses for the nine months ended October 4, 2003, reflect the costs of this Midwest expansion, primarily consisting of purchased transportation, employee training, and relocation expenses.

     On March 16, 2004, we announced the acceleration of our expansion into the Pacific Northwest through the purchase of selected terminal network and rolling stock of Eastern Oregon Fast Freight, Inc. ("EOFF"), a non-union LTL carrier that operated in the states of Oregon, Washington, and Idaho. The selected assets of EOFF were purchased for approximately $10.0 million, with $7.0 million of the purchase price paid from cash reserves in the first quarter of 2004, another $1.0 million paid in the second quarter of 2004 and another $1.0 million paid in the third quarter of 2004. The remainder of the purchase price will be paid later in 2004. The assets acquired included six owned terminal properties, eleven leased terminal properties, 160 tractors, and 644 trailers. Our operating expenses for the quarter and the nine months ended October 2, 2004, reflect the costs of our accelerated Northwest expansion, primarily consisting of additional employee costs, additional purchased transportation costs, and additional lease expense for terminals in the expanded territory.

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

     Due to our geographic expansion in 2003 and 2004, our average length of haul has increased significantly, 9.7% in the nine months ended October 2, 2004 compared to the same period in 2003. However, our LTL revenue per hundredweight, excluding fuel surcharge revenue, has increased only 0.4%. Total tons hauled in the nine months ended October 2, 2004 are lower by 1.4% per day compared to the same period in 2003, and total tons hauled in the 2004 third quarter are down by 1.5% per day compared to the 2003 third quarter.

Operating Expenses

    Our major expense categories can be summarized as follows:

     Salaries, wages, and benefits. This category includes compensation for our employees, health insurance, workers' compensation, 401(k) plan contributions, and other fringe benefits. These expenses will vary depending upon several factors, including our efficiency, our experience with health and workers' compensation claims, and increases in health care costs. Salaries, wages, and benefits also include the non-cash expense associated with stock options granted to several of our executives that had exercise prices that were determined to be below fair market value. This non-cash compensation expense is expected to amount to approximately $106,000 annually through June of 2007.

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

     Depreciation and amortization. This category relates to owned assets, assets under capitalized leases, and the 22 active properties we lease from a related party that are considered to be a financing arrangement.

Net Loss

     We incurred a net loss of $(7.9) million, or $(0.43) per diluted share, for the third quarter of 2004, compared to pro forma C corporation net income of $5.1 million, or $0.43 per diluted share, for the third quarter of 2003. For the nine months ended October 2, 2004, we incurred a net loss of $(11.6) million, or $(0.65) per diluted share, compared to pro forma C corporation net income of $6.2 million, or $0.52 per diluted share, for the comparable 2003 period. The net loss in the 2004 periods resulted primarily from increased salaries, wages, and benefits, operating and general supplies and expenses (including increased fuel and vehicle repairs), insurance and claims expense, and other costs, as discussed in more detail below in "Results of Operations."

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

Results of Operations

     The table below sets forth the percentage relationship of the specified items to operating revenues for the periods indicated.

                                                          Three months ended               Nine months ended
                                                    -------------------------------   ----------------------------
                                                      October 2,      October 4,       October 2,    October 4,
                                                          2004           2003             2004          2003
                                                    ---------------- --------------   ------------- --------------

   Operating revenues....................................  100.0%          100.0%         100.0%         100.0%
                                                           -----           -----          -----          -----
   Operating expenses:
     Salaries, wages, and benefits.......................   58.7            48.6           57.6           52.5
     Purchased transportation............................   14.4            14.6           15.0           14.8
     Operating and general supplies and
        expenses.........................................   22.9            16.7           20.7           17.1
     Insurance and claims................................    8.8             3.8            6.3            4.1
     Building and equipment rentals......................    1.6             1.3            1.5            1.2
     Depreciation and amortization.......................    4.5             4.3            4.1            4.3
                                                           -----           -----          -----          -----
        Total operating expenses(1)......................  110.9            89.3          105.2           94.0
                                                           -----           -----          -----          -----
   (Loss) income from operations.........................  (10.9)           10.7           (5.2)           6.0
   Interest expense......................................    2.0             2.4            1.9            2.5
                                                           -----           -----          -----          -----
   (Loss) income before income taxes.....................  (12.9)            8.3           (7.1)           3.5
                                                           -----           -----          -----          -----
   Income tax (expense) benefit..........................    4.9            (0.3)           3.3           (0.2)
                                                           -----           -----          -----          -----
   Net (loss) income.....................................   (8.0)%           8.0           (3.8)%          3.3
                                                           =====           -----          =====          -----
   Pro Forma Data:
   Income before income taxes............................    -               8.3            -              3.5
   Pro forma income tax benefit (expense) (2)............    -              (3.2)           -             (1.4)
                                                                           -----                         -----
   Pro forma income (2)..................................    -               5.1%           -              2.1%
                                                                           =====                         =====

----------

(1) Total operating expenses as a percentage of operating revenues, as presented in this table, is also referred to as operating ratio.

(2) Provision for federal income taxes and net income as if we were a C corporation for tax purposes for all periods.

Comparison of Three Months Ended October 2, 2004, to Three Months Ended October 4, 2003

     Operating revenues. Operating revenues decreased $2.7 million, or 2.7%, from $101.2 million for the third quarter of 2003 to $98.5 million for third quarter of 2004. The decrease in operating revenues is partially due to one less working day in the 2004 quarter (the 2004 quarter had 63 working days, compared to 64 working days in the 2003 quarter). Revenue per working day was $1.56 million in the 2004 quarter, which was 1.3% lower than the $1.58 million per working day in the 2003 quarter. LTL revenue per hundredweight increased 2.2% from $11.57 in the 2003 quarter to $11.83 in the 2004 quarter as a result of increased fuel surcharge revenue and length of haul. LTL revenue per hundredweight in the third quarter of 2004, excluding fuel surcharge revenue, decreased by 1.6% compared to the third quarter of 2003 despite an increase in the average length of haul of 8.1%. Total tonnage decreased 15.2 thousand tons, or 3.1%, from 496.2 thousand tons in the 2003 quarter to 481.0 thousand tons in the 2004 quarter partially due to the one less working day in the 2004 third quarter. Total tons per working day decreased 1.5%.

     Salaries, wages, and benefits. Salaries, wages, and benefits increased $8.7 million, or 17.7%, from $49.1 million for the third quarter of 2003 to $57.8 million for the third quarter of 2004. Included in the 2003 third quarter was a $5.3 million gain from curtailment of a postretirement health plan. The increase in salaries, wages, and benefits, before the curtailment gain, resulted primarily from an increase in health insurance and workers compensation costs. Increases in length of haul also contributed to the increase, due to the fact that our linehaul drivers are paid on the basis of miles driven. As a percentage of operating revenues, salaries, wages, and benefits increased from 48.6% for the 2003 quarter to 58.7% for the 2004 quarter, with the impact of the 2003 curtailment gain accounting for 5.2 percentage points of this increase. Purchased transportation.

     Purchased transportation decreased $0.6 million, or 4.1%, from $14.8 million for the third quarter of 2003 to $14.2 million for the third quarter of 2004. The decrease in purchased transportation expenses resulted primarily from a decreased usage of third party purchased transportation due to improvement in our lane balance, which shifted more linehaul costs away from purchased transportation to company linehaul. The existence of one less working day in the 2004 quarter also contributed to the decrease in purchased transportation. As a percentage of operating revenues, purchased transportation decreased from 14.6% for the 2003 quarter to 14.4% for the 2004 quarter.

     Operating and general supplies and expenses. Operating and general supplies and expenses increased $5.6 million, or 33.1%, from $16.9 million for the third quarter of 2003 to $22.5 million for the third quarter of 2004. The increase in operating and general supplies and expenses resulted primarily from an increase in the cost of fuel. Also, vehicle repairs, fuel and property taxes, and audit and professional services relating to Sarbanes-Oxley compliance increased. As a percentage of operating revenues, operating and general supplies and expenses increased from 16.7% for the 2003 quarter to 22.9% for the 2004 quarter.

     Insurance and claims. Insurance and claims increased $4.8 million, or 123.1%, from $3.9 million for the third quarter of 2003 to $8.7 million for the third quarter of 2004. The increase in insurance and claims expense resulted primarily from increases in our third party accident claims and cargo claims expense. The current quarter included a $750,000 charge for an August accident. As a percentage of operating revenues, insurance and claims increased from 3.8% for the 2003 quarter to 8.8% for the 2004 quarter.

     Building and equipment rentals. Building and equipment rentals increased approximately $0.3 million, or 23.1%, from $1.3 million for the third quarter of 2003 to $1.6 million for the third quarter of 2004. The increase in building and equipment rentals resulted primarily from the addition of leased terminals in connection with our Northwest expansion, a new terminal in California and normal annual rent increases for other terminals. As a percentage of operating revenues, building and equipment rentals increased from 1.3% for the 2003 quarter to 1.6% for the 2004 quarter.

     Depreciation and amortization. Depreciation and amortization expense increased approximately $0.1 million, or 2.3%, from $4.3 million for the third quarter of 2003 to $4.4 million for the third quarter of 2004, mainly as a result of adding new revenue equipment. Gains on sales amounted to approximately $0.2 million in the 2004 quarter, mainly from the sale of excess land, compared to $6 thousand in the 2003 quarter. As a percentage of operating revenues, depreciation and amortization increased from 4.3% for the 2003 quarter to 4.5% for the 2004 quarter.

     Operating ratio. Our operating ratio increased from 89.3% for the third quarter of 2003 to 110.9% for the third quarter of 2004. The 2003 third quarter operating ratio was 94.5% excluding the $5.3 million gain from the curtailment of a postretirement health plan.

     Interest expense. Total interest expense decreased $0.6 million, or 24.0%, from $2.5 million for the third quarter of 2003 to $1.9 million for the third quarter of 2004. As a percentage of operating revenues, interest expense decreased from 2.4%for the 2003 quarter to 2.0% for the 2004 quarter. Our debt balances decreased by approximately $50.0 million in December 2003, as we utilized part of the net proceeds from our initial public offering to pay off debt. In the first quarter of 2004, we further reduced our outstanding debt by $2.0 million through the utilization of net proceeds from our initial public offering. Our related party interest expense decreased slightly from $1.6 million in the 2003 quarter to $1.5 million in the 2004 quarter. The amounts for related party interest are recorded as interest expense because the associated leases are reflected as a financing arrangement in our consolidated financial statements.

     Income taxes. We recorded a $4.8 million income tax benefit in the third quarter of 2004 on a pre-tax loss of $12.7 million. Our pro forma income tax expense in the third quarter of 2003 was approximately $3.3 million on pre-tax income of $8.4 million. The effective tax rate in the 2004 third quarter was 37.8% compared to pro forma 39.0% in the same quarter last year.

Comparison of Nine Months Ended October 2, 2004, to Nine Months Ended October 4, 2003

     Operating revenues. Operating revenues increased $0.9 million, or 0.3%, from $300.2 million for the 2003 period to $301.1 million for the 2004 period. The increase in operating revenues was partially due to an increase in fuel surcharge revenue due to higher cost of fuel offset by one less working day in the 2004 period. Revenue per working day was $1.56 million in the 2004 period, which was 0.6% higher than the $1.55 million per working day in the 2003 period. LTL revenue per hundredweight increased 2.4% from $11.25 in the 2003 period to $11.52 in the 2004 period due in part to an increase in fuel surcharge revenue and average length of haul. LTL revenue per hundredweight in the 2004 period, excluding fuel surcharge revenue, increased 0.4% compared to the 2003 period on an increase in the average length of haul of 10.0%. Total tonnage decreased 28.9 thousand tons, or 1.9%, from 1,528.3 thousand tons in the 2003 period to 1,499.4 thousand tons in the 2004 period. Total tons per working day decreased 1.4%.

     Salaries, wages, and benefits. Salaries, wages, and benefits increased $16.0 million, or 10.2%, from $157.6 million for the 2003 period to $173.6 million for the 2004 period due partially to a $7.8 million curtailment gain relating to a reduction of our obligations under a post-retirement health plan in the 2003 period. The increase in salaries, wages, and benefits, before the curtailment gain, resulted primarily from an increase in health insurance and workers compensation costs, increased length of haul and lower employee productivity. As a percentage of operating revenues, salaries, wages, and benefits increased from 52.5% for the 2003 period, to 57.6% for the 2004 period, with the impact of the 2003 curtailment gain accounting for 2.6 percentage points of this increase.

     Purchased transportation. Purchased transportation increased $0.6 million, or 1.3%, from $44.5 million for the 2003 period to $45.1 million for the 2004 period. The increase in purchased transportation expenses resulted primarily from an increased usage of third party purchased transportation in the first two quarters of 2004 due to an increase in our average length of haul. Higher fuel surcharge costs paid to the third party providers also contributed to the increase in purchased transportation. As a percentage of operating revenues, purchased transportation increased from 14.8% for the 2003 period to 15.0% for the 2004 period.

     Operating and general supplies and expenses. Operating and general supplies and expenses increased $11.2 million, or 21.9%, from $51.1 million for the 2003 period to $62.3 million for the 2004 period. The increase in operating and general supplies and expenses resulted primarily from an increase in the cost of fuel. Also, vehicle repairs, fuel and property taxes, and audit and professional services relating to Sarbanes-Oxley compliance increased. As a percentage of operating revenues, operating and general supplies and expenses increased from 17.1% for the 2003 period to 20.7% for the 2004 period.

     Insurance and claims. Insurance and claims increased $6.8 million, or 55.3%, from $12.3 million for the 2003 period to $19.1 million for the 2004 period. The increase in insurance and claims expense resulted primarily from an increase in cargo claims and premiums expense (including our deductible expensed in the 2004 second quarter under our directors and officers policy). As a percentage of operating revenues, insurance and claims increased from 4.1% for the 2003 period to 6.3% for the 2004 period.

     Building and equipment rentals. Building and equipment rentals increased approximately $0.8 million, or 21.6%, from $3.7 million for the 2003 period to $4.5 million for the 2004 period. The increase in building and equipment rentals resulted primarily from the addition of leased terminals in connection with our Northwest expansion, a new terminal in California and normal annual rent increases for other terminals. As a percentage of operating revenues, building and equipment rentals increased from 1.2% for the 2003 period to 1.5% for the 2004 period.

     Depreciation and amortization. Depreciation and amortization expense decreased approximately $0.6 million, or 4.6%, from $12.9 million for the 2003 period to $12.3 million for the 2004 period. The decrease resulted primarily from equipment becoming fully depreciated during 2003 and sales of non-essential equipment late in 2003 offset to some degree by increases in new revenue equipment depreciation beginning in the 2004 third quarter. We reported gains on sales of $0.6 million in the 2004 period compared to only $21 thousand in the 2003 period, due mainly to gains on sales of excess land. As a percentage of operating revenues, depreciation and amortization decreased from 4.3% for the 2003 period to 4.1% for the 2004 period.

     Operating ratio. Our operating ratio increased from 94.0% for the 2003 period to 105.2% for the 2004 period. The 2003 period operating ratio was 96.6% excluding the $7.8 million gain from the curtailment of a postretirement health plan.

     Interest expense. Total interest expense decreased $2.0 million, or 26.3%, from $7.6 million for the 2003 period to $5.6 million for the 2004 period. As a percentage of operating revenues, interest expense decreased from 2.5% for the 2003 period to 1.9% for the 2004 period. Our debt balances decreased by approximately $50.0 million in December 2003 as we utilized part of the net proceeds from our initial public offering to pay off debt. In the first quarter of 2004, we further reduced our outstanding debt by $2.0 million through the utilization of net proceeds from our initial public offering. Our related party interest expense was largely unchanged at $4.7 million in both the 2003 and 2004 periods. The amounts for related party interest are recorded as interest expense because the associated leases are reflected as a financing arrangement in our consolidated financial statements.

     Income taxes. We recorded an income tax benefit in the 2004 period of $9.9 million, which yields an effective tax rate of 46.0% (including a $1.8 million benefit for the reversal of a previously recorded deferred tax liability as a result of an IRS review) on a pre-tax loss of $21.4 million. Excluding the $1.8 million benefit, the effective tax rate would have been 37.8%. Our pro forma income taxes in the 2003 period were approximately $4.3 million on a pre-tax income of $10.5 million. The effective tax rate was 40.9%. Included in the pro forma 2003 pre-tax income was a non-deductible interest expense of $0.5 million. Excluding the non-deductible interest expense, the effective tax rate would have been 39%.

Liquidity and Capital Resources

     Our business requires substantial, ongoing capital investments, particularly to replace revenue equipment such as tractors and trailers. Our primary sources of liquidity have historically been cash from operations, secured borrowings, and proceeds of our initial public offering. We believe these and other sources of liquidity will be sufficient to fund our operations at least through the end of 2004. We believe, based on past experience with our lenders, that such financing will be available if needed to provide liquidity for 2004 and 2005.

     Net cash (used in) provided by operating activities was approximately $(26.1) million and $9.0 million for the nine months ended October 2, 2004 and October 4, 2003, respectively. Net cash used in the 2004 period resulted mainly from $18.9 million being invested under a restricted cash financial covenant, an increase in accounts receivable of $5.6 million, and an increase in other assets of $0.9 million (mainly prepaid licenses). Our net income, for the nine months ended October 4, 2003 amounted to $10.0 million including non-cash expenses of $12.9 million for depreciation. Other significant items affecting net cash of $9.0 million provided in the 2003 period were a $2.0 million increase in accrued expenses and other liabilities, an increase in trade accounts receivable of $7.0 million, a $5.7 million decrease in trade accounts payable and an increase of $2.7 million in claims and insurance accruals.

     Net cash used in investing activities was approximately $31.1 million and $5.4 million for the nine months ended October 2, 2004 and October 4, 2003. Our capital expenditures were approximately $25.9 million in the 2004 period and $5.9 million in the 2003 period. In 2004, we paid $9.0 million (of the total purchase price of $10.0 million) for the terminal network and rolling stock of EOFF - our Northwest expansion. We expect our net capital expenditures for the last quarter of 2004 to be approximately $13.0 million, consisting primarily of the acquisition of new tractors and trailers.

     Net cash provided by (used in) financing activities was approximately $19.9 million for the nine months ended October 2, 2004 due mainly to borrowings from the securitization facility of $25.3 million (primarily to cash collateralize outstanding letters of credit) offset by payments on long-term debt amounting to $6.4 million. In the nine months ended October 4, 2003, net cash used amounted to $8.0 million due mainly to a $6.1 million distribution made to stockholders of our former S corporation relating to the fourth quarter of 2002.

     On April 30,  2002,  we entered  into a $40.0  million  revolving  accounts receivable securitization facility that expires April 27, 2005, with Three Pillars Funding Corporation. Under the securitization facility, we can borrow up to $40.0 million, subject to eligible receivables. We pay commercial paper interest rates plus an applicable margin on amounts borrowed. Interest is generally payable monthly. The securitization facility includes certain restrictions and financial covenants. As of October 2, 2004, we had borrowings $25.3 million outstanding under the securitization facility. Under the securitization facility, we pay a commitment fee equal to 0.2% per year of 102% of the facility limit minus the aggregate outstanding principal balance, as well as an administrative fee equal to 0.15% per annum of the uncommitted balance.

     On July 28, 2004, the Company and SunTrust Bank entered into a $30.0 million amended and restated revolving credit facility (the Amended and Restated Revolving Facility). On November 5, 2004, the Company executed a first amendment to the Amended and Restated Revolving Credit Facility. Under the first amendment to the Amended and Restated Revolving Facility, the Company can receive up to an aggregate of $30.0 million of proceeds in the form of letters of credit, only. The Amended and Restated Revolving Facility accrues interest at a variable rate equal, at the Company's option, to either (a) the bank's prime lending rate minus an applicable margin, or (b) LIBOR plus an applicable margin. The applicable margins for both types of loans will vary depending on the Company's lease adjusted leverage ratio. Interest is payable in periods from one to three months at the option of the Company. The Amended and Restated Revolving Facility is secured by certain revenue equipment, and letters of credit that are issued are secured by cash collateral. The facility contains, among other things, certain financial and non-financial covenants, and matures on April 30, 2006. The Company must pay a commitment fee equal to 0.50% per annum on the daily unused Amended and Restated Revolving Facility as well as a letter of credit fee equal to 0.25% per annum on the average daily amount of the letters of credit. The Company must also cash collateralize its outstanding letters of credit. At October 2, 2004, the Company had restricted cash of $18.9 million, as reported on the Company's consolidated balance sheet related to these letters of credit. At October 2, 2004, the Company had letters of credit of $16.8 million outstanding and $13.2 million available under the Amended and Restated Revolving Facility.

     The Company has a note agreement with a third party. The balance of the note was $131,000 and $169,000 at October 2, 2004 and December 31, 2003, respectively. The note has a fixed interest rate of 8.75% and matures January 2006 and requires monthly principal and interest payments through maturity.

     In 1998, we entered into an agreement with Southwest Premier Properties, L.L.C., an entity controlled by our principal stockholder, for the sale and leaseback of the land, structures and improvements of some of our terminals. For financial accounting purposes, this transaction has been accounted for as a financing arrangement. Consequently, the related land, structures and improvements remain on our consolidated balance sheet. The lease was amended in February 2003 to increase the rent and provide for a term of ten years with an option for an additional ten years at the then fair market rental rate. At the expiration of the original lease term, we have an option to purchase all of the properties, excluding certain surplus properties, for the then fair market value.

     Because the fair value of the properties sold and leased back has always equaled or exceeded the proceeds from the financing arrangement, the annual lease payments have been reflected as a cost of the financing and recorded as interest expense. The amount outstanding under the financing agreement was $22.9 million and $23.2 million at October 2, 2004 and December 31, 2003, respectively.

     Our results for the nine months ended October 2, 2004, included a loss of $15.8 million, and we have needed to amend our revolving credit facility and amended and restated revolving credit facility following each of the first three quarters of 2004 to prevent a default. We are presently attempting to replace our amended and restated revolving credit facility. In addition, our accounts receivable securitization facility expires on April 27, 2005, and we have not been informed whether, or on what basis, it may be renewed. However, on November 5, 2004, we secured $10.6 million from a lender in a sale-leaseback transaction. In addition, we had stockholders' equity of $98.7 million at October 2, 2004, and had significant assets available for financing. And, based on recent negotiations with potential lenders, we believe alternative or additional financing would be available to us. Moreover, management has implemented certain cost reductions and revenue enhancement programs that are expected to improve our operations in future periods. Accordingly, we believe that we have sufficient liquidity to fund our operations for the next twelve months.

Off-Balance Sheet Arrangements

     Certain of our terminals and revenue equipment are financed off-balance sheet through operating leases. As of October 2, 2004, 49 of our terminals, including seven owned by related parties, were subject to operating leases.

     Terminals and revenue equipment held under operating leases are not carried on our balance sheet, and lease payments in respect of such terminals and revenue equipment are reflected in our statements of operations in the line items "Building and equipment rentals" and "Building and equipment rentals - related parties." Our total rental expense related to operating leases, including rent paid to related parties, was $4.5 million for the first three-quarters of 2004, compared to $3.7 million for the first three quarters of 2003. The total amount of remaining payments under operating leases as of October 2, 2004 was $21.4 million, with $5.4 million due in the next 12 months.

                                       19
Critical Accounting Policies

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

     Our market risk is also affected by changes in interest rates. Historically, we have used a combination of fixed rate and variable rate obligations to manage our interest rate exposure. Fixed rate obligations expose us to the risk that interest rates might fall. Variable rate obligations expose us to the risk that interest rates might rise. We did not have any interest rate swaps at October 2, 2004, although we may enter into such swaps in the future if we deem appropriate.

     Our variable rate obligations consist of our revolving line of credit and our accounts receivable securitization facility. Our revolving line of credit, provided there has been no default, carries a variable interest rate based on either the prime rate or LIBOR. Our securitization facility carries a variable interest rate based on the commercial paper rate. We currently have $25.3 million in drawings under our securitization facility at October 2, 2004, and a one percentage point increase in commercial paper rates would increase our annual interest expense by $253,000.

Item 4.  Controls and Procedures.

     As required by Rule 13a-15 under the Exchange Act, the Company has carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report. During the Company's first three quarters of 2004, there were no changes in the Company's internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

     On August 9 and 10, 2004, two purported derivative actions were filed against us, as nominal defendant, and against certain of our officers, directors, and former directors. These actions were filed in the District Court of McLennan County, Texas and generally allege breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment on the part of certain of our present and former officers and directors in the period between December 12, 2003 and the present. The purported derivative actions seek declaratory, injunctive, and other relief.

     We believe there is no factual or legal basis for the allegations contained in the class actions and purported derivative actions. Although it is not possible at this time to predict the litigation outcome of these cases, we expect to prevail. However, an adverse litigation outcome could be material to our consolidated financial position or results of operations. As a result of the uncertainty regarding the outcome of this matter no provision has been made in the consolidated financial statements with respect to this contingent liability.

     We are not aware of any other claims that could materially affect our consolidated financial position or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

     (a)  Not applicable.

     (b)  Use of Proceeds from Registered Securities.

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

     Approximately $49.6 million of the proceeds we received have been used to repay debt, including: (a) $30.5 million under our accounts receivable securitization facility; (b) $17.1 million under secured equipment and terminal notes; and (c) $2.0 million under secured capital leases. As of October 2, 2004, we had used approximately $9.0 million for the acquisition of certain assets of EOFF. We expect to use an additional $1.0 million in connection with this acquisition. We have also used another $10.6 million, in the first nine months of 2004, to acquire two terminals and purchase used and new revenue equipment.

     (c)  Not applicable.

Item 3.  Defaults Upon Senior Securities.

         Not applicable.

Item 4.  Submission of Matters to a Vote of Securities Holders.

         Not applicable.

Item 5.  Other Information.

         Not applicable.

Item 6. Exhibits.

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

       4.2 Bylaws of Central Freight Lines, Inc., a Nevada corporation. (Incorporated by reference to Exhibit 3.2 to this Report on Form 10-Q.)

       10.4(a) First Amended and Restated Revolving Credit Loan Agreement, dated July 28, 2004, by and between Central Freight Lines, Inc., a Texas corporation, and Suntrust Bank, a Georgia state banking corporation. (Incorporated by reference to Exhibit 10.4(a) to the Company's Report on Form 10-Q for the quarterly period ended July 3, 2004, filed with the Securities and Exchange Commission on August 13, 2004.)

       10.4(b) Revolving Credit Note, dated July 28, 2004, by Central Freight
               Lines, Inc., a Texas corporation, in favor of Suntrust Bank, a Georgia state banking corporation. (Incorporated by reference to Exhibit 10.4(b) to the Company's Report on Form 10-Q for the quarterly period ended July 3, 2004, filed with the Securities and Exchange Commission on August 13, 2004.)

       10.5 Guaranty, dated July 28, 2004, by Central Freight Lines, Inc., a Nevada corporation, in favor of Suntrust Bank, a Georgia state banking corporation. (Incorporated by reference to Exhibit 10.5 to the Company's Report on Form 10-Q for the quarterly period ended July 3, 2004, filed with the Securities and Exchange Commission on August 13, 2004.)

       10.6 Security Agreement, dated July 28, 2004, by and between Central Freight Lines, Inc., a Texas corporation and Suntrust Bank, a Georgia state banking corporation. (Incorporated by reference to Exhibit 10.6 to the Company's Report on Form 10-Q for the quarterly period ended July 3, 2004, filed with the Securities and Exchange Commission on August 13, 2004.)

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


November 16, 2004

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

Date:    November 16, 2004

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

Date:    November 16, 2004

                                     /s/ Jeffrey A. Hale
                                     Jeffrey A. Hale
                                     Chief Financial Officer

                                                                   Exhibit 32.1


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Annual Report of Central Freight Lines, Inc. (the "Company") on Form 10-Q for the period ended October 2, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert
V. Fasso, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                                     /s/ Robert V. Fasso
                                     Robert V. Fasso
                                     Chief Executive Officer
                                     November 16, 2004

                                                                   Exhibit 32.2


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Annual Report of Central Freight Lines, Inc. (the "Company") on Form 10-Q for the period ended October 2, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jeffrey
A. Hale, Chief Financial Officer of the Company,  certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                                     /s/ Jeffrey A. Hale
                                     Jeffrey A. Hale
                                     Chief Financial Officer
                                     November 16, 2004