Form 10-K
period 2004-12-31
CENTRAL FREIGHT LINES INC
filed 2005-03-31
CIK 1085636

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

      /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                   ACT OF 1934

                   For the fiscal year ended December 31, 2004

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

     Title of each class             Name of each exchange on which registered
   Common stock $0.001 Par Value                    Nasdaq (R)

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

Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12-b of the Act). X Yes No

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $88.9 million as of July 2, 2004 (based upon the $7.88 per share closing price on that date as reported by Nasdaq). In making this calculation the registrant has assumed, without admitting for any purpose, that all executive officers, director, and holders of more than 10% of a class of outstanding common stock, and no other persons, are affiliates.

The number of shares of common stock outstanding at March 3, 2005 was 18,190,236.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Materials from the registrant's definitive proxy statement for the 2005 Annual Meeting of Stockholders to be held on May 3, 2005 have been incorporated by reference into Part III of this Form 10-K.


                                TABLE OF CONTENTS


   Item                                                                                     Page

Part I

1.       Business                                                                               1
2.       Properties                                                                             4
3.       Legal Proceedings                                                                      5
4.       Submission of Matters to a Vote of Security Holders                                    5

Part II

5.       Market for Registrant's Common Equity, Related Stockholder Matters
         and Issuer Purchases of Equity Securities                                              6
6.       Selected Financial Data                                                                7
7.       Management's Discussion and Analysis of Financial Condition and Results of
         Operations                                                                             9
7A.      Quantitative and Qualitative Disclosures about Market Risk                            31
8.       Financial Statements and Supplementary Data                                           32
9.       Changes in and Disagreements with Accountants on Accounting and Financial
         Disclosure                                                                            32
9A.      Controls and Procedures                                                               32
9B.      Other Information                                                                     33

Part III

10.      Directors and Executive Officers of the Registrant                                    34
11.      Executive Compensation                                                                34
12.      Security Ownership of Certain Beneficial Owners and Management and
         Related Stockholder Matters                                                           34
13.      Certain Relationships and Related Transactions                                        34
14.      Principal Accountant Fees and Services                                                35

Part IV
15.      Exhibits, Financial Statement Schedules                                               35

                                     Part I

Item 1. Business

     Except for the historical information contained herein, the discussion in this annual report contains "forward-looking statements," which include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation, and availability of resources. These forward-looking statements include, without limitation, statements regarding: expectations as to operational improvements; expectations as to cost savings, revenue growth, and earnings; the time by which certain objectives will be achieved; proposed new products and services; expectations that claims, lawsuits, commitments, contingent liabilities, labor negotiations, or agreements, or other matters will not have a materially adverse effect on our consolidated financial position, results of operations, or liquidity; statements concerning projections, predictions, expectations, estimates, or forecasts as to our business, financial, and operational results and future economic performance; and statements of management's goals and objectives, and other similar expressions concerning matters that are not historical facts. Words such as "may," "will," "should," "could," "would," "predicts," "potential," "continue," "expects," "anticipates," "future," "intends," "plans," "believes," "estimates," and similar expressions, as well as statements in future tense, identify forward-looking statements. These statements are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.
Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and/or management's good faith belief with respect to future events, and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. Readers should review and consider the factors discussed in "Factors that May Affect Future Results" along with the various disclosures by the Company in its press releases, stockholder reports, and filings with the Securities and Exchange Commission.

     References in this Annual Report to "we," "us," "our," or the "Company" or similar terms refer to Central Freight Lines, Inc. and its subsidiaries.

Overview

     We are a regional less-than-truckload ("LTL"), trucking company that has operations in the Southwest, Northwest, West Coast and Midwest regions of the United States of America. We also offer inter-regional service between our operating regions and maintain alliances with other similar companies to complete transportation of shipments outside of our operating territory. None of our employees is represented by a union.

     The history of the name Central Freight Lines and its Texas franchise dates back to 1925, when Central Freight Lines was founded in Waco, Texas. That entity was a regional LTL carrier that served the intrastate Texas LTL market for decades.

     Our company began its operations effective June 30, 1997, when our Chairman of the Board, Jerry Moyes, organized our company and acquired the Central Freight Lines name, terminal network, and physical assets from the Southwestern Division of Viking Freight Lines. Roadway Express, Inc., which also owned Viking Freight Lines, had previously purchased the company from its employees in 1993.

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

     In December 2002, we expanded service in a seven-state, Midwest region, establishing all-points coverage in six of these states. Then, in March 2004, we expanded into the Pacific Northwest through the purchase of selected terminal network and rolling stock of Eastern Oregon Fast Freight, Inc. ("EOFF"), a non-union LTL carrier that operated in the states of Oregon, Washington, and Idaho.

Our Operations

     We offer regional LTL services to customers in our eight-state Southwest region, our seven-state Midwest region, our three-state Northwest region, and two additional contiguous states. We currently offer direct service to all twenty of these states.

     Our Southwest region is the eight-state territory of California, Texas, Arizona, New Mexico, Oklahoma, Louisiana, Arkansas, and Nevada. 54 of our 75 terminals are strategically located in our Southwest region. Our Midwest region is the seven-state territory of Kansas, Missouri, Illinois, Iowa, Wisconsin, Minnesota, and Nebraska. Our Northwest region is the three-state territory of Oregon, Washington, and Idaho.

     As an LTL carrier, we typically transport multiple shipments for multiple customers in each trailer. Our drivers pick up freight from customer locations during the day and relay critical information to our planners. Upon arrival at the origin terminal, freight is unloaded, and then re-loaded onto a linehaul inter-city trailer that is bound for the destination city. Upon arrival at the destination terminal, freight is unloaded, sorted, and delivered by local delivery trucks. We move freight on strict schedules throughout our regions to provide the next-day and second-day service required by our many time-sensitive customers. We also provide information to our customers to allow them to monitor our service standards and to track their shipments.

     Throughout our operations, we emphasize direct loading of freight between terminals to avoid intermediate sorting and re-routing which increase labor costs, damage claims, and delays. Within each region, we focus on achieving short transit times and efficient pick-up and delivery schedules.

Our Revenue Equipment

     At December 31, 2004, our fleet contained 1,993 tractors and 8,624 trailers. The table below reflects, as of December 31, 2004, the average age of our tractors and trailers:

                                                     Number   Average Age
     Type of Equipment (categorized by primary use) of Units   in Years
     ---------------------------------------------- --------- -----------
     Linehaul tractors............................      779        4.9
     Pick-up and delivery tractors................    1,214        5.8
     Trailers.....................................    8,624       14.2

     In 2004, the Company purchased 299 new tractors and 261 new trailers, in addition to equipment purchased from EOFF. Throughout the year, excess and aging equipment, including much of that purchased from EOFF, was sold.

Our Customers and Marketing

     Our customers represent a broad range of industries, with the largest concentration coming from the retail sector. In 2004, our five largest customers were Dell Computer, Wal-Mart, Home Depot, Tyco International and 3M. These customers together generated approximately 15.5% of our revenue. Dell Computer, our largest customer in 2004, generated approximately 5.2% of our revenues. Since our inception in 1997, no single customer has represented more than 10% of our operating revenues in any year. We believe the diversity of our customers and their industries lessens the impact of business cycles affecting any one company or industry. However, the loss of one or more of our five largest customers could significantly and adversely affect our cash flow, market share, and profits.

     We target shippers that have significant and growing distribution needs in our operating regions and have freight that enhances our overall efficiency and profitability. We accomplish this by involving sales, operations, and finance personnel in evaluating and targeting potential new accounts. Our operations personnel identify areas in our regions where additional freight could help fill partially full trailers, fill trailers that return empty from scheduled trips, or complement existing pick-up and delivery schedules. Our sales personnel solicit business from these potential customers and our traffic and pricing personnel apply our costing model to determine whether the freight would contribute to our overall profitability.

     We have established transportation alliances with regional LTL carriers in the Northeast and Southeast regions of the United States. In these arrangements, we exchange shipments for delivery in each other's service territory. This practice can help each carrier in several respects. First, the freight inflows from the other regions add tonnage to the delivering company's operation. This improves profitability by increasing freight density over the terminal network and linehaul operation. Second, the alliances permit regional carriers to provide out-of-territory service for their customers. This maintains customer relationships and prevents regional carriers from losing revenue to national carriers that could deliver the freight from pick-up to delivery. Third, the alliances permit multiple regional carriers to bid for national accounts and bring the advantages of non-union regional operations to national accounts. Transportation alliances generated approximately 9.9% of our revenue in 2004.

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

Employees

     As of December 31, 2004, we had 3,043 full-time employees and 550 part-time employees in our operations. These individuals were employed in the following categories:
                                           Number of
                      Category             Employees
          ------------------------------  ----------
          Linehaul drivers..............       516
          Pickup and delivery drivers...     1,324
          Platform......................       733
          Mechanics.....................       107
          Sales.........................       106
          Salaried, clerical, and other.       807
                                            ------
            Total.......................     3,593
                                            ======

     None  of  our  employees  is  currently   represented  under  a  collective
bargaining agreement.

Fuel Availability and Cost

     We depend heavily upon the availability of diesel fuel. To address fluctuations in fuel prices, we seek to impose fuel surcharges on our accounts. Historically, we have not engaged in hedging transactions to insulate us from fluctuations in fuel prices, and our surcharge arrangements may not fully protect us from fuel price increases. Further, from time to time, we experience shortages in the availability of fuel at certain locations and have been forced to incur additional expense to ensure adequate supply on a timely basis. Our management believes that our operations and financial results are susceptible to the same fuel price increases or fuel shortages as those of our competitors. Fuel costs, excluding fuel taxes, averaged approximately 5.9% of our revenue in 2004.

Insurance

     We carry insurance for our primary business risks with third party insurance carriers. We currently carry $30.0 million of insurance coverage, with a self-insured retention of $1.0 million in the aggregate per occurrence, for claims resulting from cargo theft or loss, personal injury, property damage, and physical damage to our equipment. We also self-insure for workers' compensation up to $1.0 million per occurrence, and all health claims up to $300 thousand per occurrence.

Regulation

     We operate in a highly regulated industry. The primary regulatory agencies affecting our business are the United States Department of Transportation, or DOT, and similar state and local agencies that exercise broad powers over our business, generally governing such activities as authorization to engage in motor carrier operations, safety, and insurance requirements. Our company drivers and independent contractors also must comply with the safety and fitness regulations promulgated by the DOT, including those relating to drug and alcohol testing, licensing requirements, and additional restrictions imposed by homeland security requirements in January 2005. Changes in the laws and regulations governing our industry could affect the economics of the industry by requiring changes in operating practices or by influencing the demand for, and the costs of providing, services to shippers. New and more restrictive hours of service regulations for drivers became effective on January 4, 2004. After nine months of operation under the revised hours-of-service regulations, citizens' advocacy groups successfully challenged the regulations in court, alleging that they were developed without properly considering issues of driver health. Pending further action by the courts or the effectiveness of new rules addressing the issues raised by the appellate court, Congress has enacted a law that extends the effectiveness of the revised hours-of-service rules until September 30, 2005. We expect that any new rule making resulting from the litigation will be no more favorable than existing rules. If driving hours are further restricted by new revisions to the hours-of-service rules, we could experience a reduction in driver miles that may adversely affect our business and results of operations.

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

Item 2.           Properties

     Our corporate offices are located at 5601 West Waco Drive in Waco, Texas, 76702. We share a 185,000 square foot facility with our Waco, Texas terminal. The property is located on approximately 40 acres, while the terminal has 71 dock doors. We rent this facility from Southwest Premier Properties, a related party. The lease expires in February, 2013.

     At December 31, 2004, we conducted our LTL operations through six owned terminal locations and 69 leased terminal locations. Our ten largest terminals by number of loading doors are listed below:

                                                Total
                                              Number of
                     Location               Loading Doors
              --------------------------  -----------------
              Dallas, Texas.............           522
              Houston, Texas............           349
              Fort Worth, Texas.........           200
              San Antonio, Texas........           147
              Austin, Texas.............           132
              Phoenix, Arizona..........           121
              Beaumont, Texas...........           113
              Fontana, California.......           110
              Chicago, Illinois.........            80
              Tyler, Texas..............            76
              65 others.................         2,133
                                              --------
                Total...................         3,983
                                              ========

     We lease 29 of our active terminals and seven dormant terminals from related parties. See "Related Party Terminal Leases" under Item 7 in Part II of this Annual Report for additional information concerning these leases.

Item 3. Legal Proceedings

     We are involved in litigation incidental to our operations. These lawsuits primarily involve claims for workers' compensation, personal injury, or property damage incurred in the transportation of freight. We are not aware of any claims that could materially affect our consolidated financial position or results of operations.

     In June and July 2004, three stockholder class actions were filed against us and certain of our officers and directors. The class actions were filed in the United States District Court - Western District of Texas and generally allege that false and misleading statements were made in our initial public offering registration statement and prospectus, during the period surrounding our initial pubic offering and up to the press release dated June 16, 2004. The class actions are in the initial phases. We do not believe there is any factual or legal basis for the allegations and we intend to vigorously defend against the suits. We have informed our insurance carrier and have retained outside counsel to assist in our defense. Prior to December 12, 2004, we maintained a $5.0 million directors' and officers' insurance policy with a $350,000 deductible. On December 12, 2004, we increased our directors' and officers' insurance coverage. We currently maintain a $15 million directors' and officers' insurance policy with a $350,000 deductible. In the 2004 third quarter, in connection with this litigation, we recorded an expense of $350,000, representing the full deductible amount under our current directors' and officers' insurance policy.

     On August 9 and 10, 2004, two purported derivative actions were filed against us, as nominal defendant, and against certain of our officers, directors, and former directors. These actions were filed in the District Court of McLennan County, Texas and generally allege breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment on the part of certain of our present and former officers and directors in the period between December 12, 2003 and August 2004. The purported derivative actions seek declaratory, injunctive, and other relief.

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

     During the fourth quarter of 2004, no matters were submitted to a vote of security holders.

                                     Part II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

     Our common stock is traded on the Nasdaq National Market, under the symbol "CENF." Our stock began trading on December 12, 2003, in the fourth quarter of 2003, following completion of our initial public offering. The following table sets forth, for the periods indicated, the high and low bid information per share of our common stock as reported by Nasdaq.

                                              High          Low
     2003
     Fourth Quarter                          $19.00       $16.60

     2004
     First Quarter                           $19.32       $11.94
     Second Quarter                          $13.23        $7.14
     Third Quarter                            $8.20        $5.40
     Fourth Quarter                           $7.25        $5.32

     As of March 4, 2005, our common stock was held by 48 stockholders of record. However, we believe that many additional holders of our common stock are unidentified because a substantial number of shares are held of record by brokers or dealers for their customers in street names.

Dividend Policy

     Since our initial public offering, we have not paid cash dividends on our common stock. We currently intend to retain all of our future earnings to finance the growth and development of our business, and we do not anticipate paying any cash dividends on our common stock in the foreseeable future. Any future dividends will be determined at the discretion of our board of directors. The board may consider our financial condition and results of operations, cash flows from operations, current and anticipated capital requirements and expansion plans, the income tax laws then in effect, any legal or contractual requirements, and other factors our board deems relevant.

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

     Approximately $50 million of the net proceeds we received were used to repay debt, including: (a) $30.5 million under our accounts receivable securitization facility; (b) $17.1 million under collateralized equipment and terminal notes; and (c) $2.0 million under collateralized capital leases. In addition, we used approximately $10.0 million of the net proceeds for the acquisition of certain assets of Eastern Oregon Fast Freight, Inc. The remaining net proceeds, approximately $18.0 million, were used to purchase capital assets and for general corporate purposes, including working capital.

Item 6. Selected Financial Data

                                                                   Year Ended December 31,

                                                  2004         2003(1)       2002(1)         2001           2000
                                             ------------- ------------- -------------   -------------  -------------
                                                  (in thousands, except per share amounts and operating data)
Statements of Operations Data:
  Operating revenues......................   $   386,601   $   389,696   $   371,445     $   395,702    $   362,649
  Operating expenses:
    Salaries, wages, and benefits.........       222,230       205,393       209,302         233,571        212,802
    Purchased transportation..............        42,152        38,113        28,806          31,739         23,087
    Purchased transportation -- related
      Parties.............................        14,571        18,582        21,106          17,708         12,438
    Operating and general supplies and
    expenses..............................        82,702        66,144        59,270          67,193         63,837
    Operating and general supplies and
      expenses -- related parties..........          274            12           286              53            182
    Insurance and claims..................        25,186        16,057        14,576          14,607         10,273
    Building and equipment rentals........         4,297         3,181         3,241           3,493          2,757
    Building and equipment rentals --
      related parties.....................         1,795         1,903         1,779           1,600          1,342
    Depreciation and amortization.........        17,049        16,605        17,974          21,241         18,980
                                             -----------   -----------   -----------     -----------    -----------
      Total operating expenses............       410,256       365,990       356,340         391,205        345,698
                                             -----------   -----------   -----------     -----------    -----------
  Operating (loss) income.................       (23,655)       23,706        15,105           4,497         16,951
  Interest expense........................         1,469         3,547         4,916           5,620          5,078
  Interest expense -- related
    Parties(2)............................         6,197         6,130         6,359           5,888          6,990
                                             -----------   -----------   -----------     -----------    -----------
  (Loss) income from continuing
    operations before income taxes........       (31,321)       14,029         3,830          (7,011)         4,883
  Income tax benefit (expense)............         8,473        (1,759)        1,412             119           (402)
  Income tax (expense)-conversion to C
    Corporation...........................             -        (9,834)            -               -              -
                                             -----------   -----------   ------------    ------------   -----------
  (Loss) income from continuing
    Operations............................       (22,848)        2,436         5,242          (6,892)         4,481
Loss from discontinued operations                      -        (8,341)            -               -              -
                                             -----------   -----------   ------------    ------------   -----------
  Net (loss) income.......................   $   (22,848)  $    (5,905)  $     5,242     $    (6,892)   $     4,481
                                             ===========   ===========   ===========     ============   ===========

Pro Forma C Corporation Data:(3)
  Historical income (loss) from continuing
    operations before income taxes........   $         -   $    14,029   $     3,830     $    (7,011)   $     4,883
  Pro forma (provision) benefit for
    income taxes attributable to
    continuing operations.................             -        (5,666)       (2,781)          1,108         (3,243)
                                             -----------   -----------   -----------     -----------    -----------
  Pro forma income (loss) from
    continuing operations.................   $         -   $     8,363   $     1,049     $    (5,903)   $     1,640
Loss from discontinued operations                      -        (8,341)            -             --               -
                                             -----------   -----------   -----------     -----------    -----------
Pro forma net income (loss)...............   $         -   $        22   $     1,049     $    (5,903)   $     1,640
                                             ===========   ===========   ===========     ===========    ===========


Net loss per share
    Basic.................................   $     (1.27) $          -   $         -     $         -    $         -
    Diluted...............................         (1.27)            -             -               -              -
Weighted average shares outstanding:
    Basic.................................        17,971             -             -               -              -
    Diluted...............................        17,971             -             -               -              -
Pro forma income (loss) from
  continuing operations per share:
    Basic.................................   $         -   $      0.75   $      0.10     $     (0.54)   $      0.15
    Diluted...............................             -          0.69          0.09           (0.54)          0.14
Weighted average shares outstanding:
    Basic.................................             -        11,163        10,868          10,916         11,051
    Diluted...............................             -        12,103        11,548          10,916         11,469

Other Financial Data:
  EBITDA(4)...............................   $    (6,606)  $    40,311   $    33,079     $    25,738    $    35,931
  Capital expenditures(5).................        36,717         7,024         6,008          10,186         13,982

Operating Data:
  LTL revenue per
    hundredweight(6)......................   $     11.63   $     11.37   $     10.42     $     10.06 $         9.39
  Total tons hauled.......................     1,908,621     1,962,890     2,120,080       2,388,816      2,392,992
  Operating ratio(7)......................         106.1%         93.9%         95.9%           98.9%          95.3%
  Number of working days..................           253           253           253             253            253

Balance Sheet Data (at period end):
  Cash and cash equivalents...............   $     2,144   $    37,269   $     7,350     $       187    $       215
  Net property and equipment..............       135,274       114,693       126,751         139,954        143,445
  Total assets............................       237,254       223,149       196,401         195,877        198,065
  Long-term debt, capital leases,
    and related party financing,
    including current portion.............        55,694        49,517       103,054         111,270        112,727
  Stockholders' equity....................        87,558       108,438        30,374          23,302         35,577

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

     (4) EBITDA represents earnings (loss) from continuing operations before interest, taxes, depreciation, and amortization. EBITDA is presented because we believe it is useful in evaluating our operating performance compared to that of other companies in our industry, as the calculation of EBITDA eliminates the effects of financing, income taxes and the accounting effects of capital spending, which items may vary for different companies for reasons unrelated to overall operating performance. In addition, management tracks EBITDA because our amended revolving credit facility contained a minimum EBITDA requirement. When analyzing our operating performance, however, investors should use EBITDA in addition to, not as an alternative for, operating earnings, net earnings, and cash flows from operating activities, as those items are defined under GAAP. Investors should also note that our presentation of EBITDA may not be comparable to similarly titled measures used by other companies. EBITDA is calculated in the following manner for each of the periods presented:



                                                                    Year ended December 31,
                                           ----------------------------------------------------------------------------
                                                2004            2003             2002             2001          2000
                                           -------------    ------------    --------------    ------------  -----------
                                                                            (in thousands)
  (Loss) earnings from continuing
    operations...........................  $   (22,848)     $    2,436      $    5,242        $   (6,892)   $   4,481
      Add interest expense................       7,666           9,677          11,275            11,508       12,068
      (Subtract) add income taxes
       (benefit)..........................      (8,473)         11,593          (1,412)             (119)         402
      Add depreciation and
       Amortization.......................      17,049          16,605          17,974            21,241       18,980
                                               -------        --------        --------          --------      -------
        EBITDA...........................  $    (6,606)     $   40,311      $   33,079        $   25,738    $  35,931
                                               =======        ========        ========          ========      =======

     (5) Includes $0.8 million of capital expenditures in 2002 attributable to the operations of Central Refrigerated, which we divested on December 31, 2002. See Item 7 of this Annual Report for additional information.

     (6) Average revenue we receive for transporting 100 pounds of freight.

     (7) Operating expenses as a percentage of operating revenues.

     (8) In 2004, the IRS disallowed certain tax deductions taken by the S corporation shareholders pursuant to a contested liability trust. As a result, our tax basis was increased, resulting in a deferred tax benefit of $1.75 million. Also in 2004, we recorded a deferred tax asset valuation allowance of approximately $4.9 million.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

     We are one of the ten largest regional LTL carriers in the United States based on revenues, according to Transport Topics, generating approximately $386.6 million in revenue during 2004. In our operations, we pick up and deliver multiple shipments for multiple customers on each trailer.

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

     Prior to 2002, we conducted our operations almost exclusively in our eight-state Southwest region, which is anchored by Texas and California. Since 2002, a significant portion of our business has continued to be concentrated in our Southwest region. Through the following two expansions, however, we have increased the geographic scope of our business:

     o In December 2002, we expanded service in a seven-state, Midwest region, establishing all-points coverage in six of these states. Our expenses for the year ended December 31, 2003, reflect the costs of this Midwest expansion, primarily consisting of purchased transportation, employee training, and relocation expenses. We increased our use of purchased transportation in the Midwest region as a more efficient method of transporting freight in lanes where we do not yet have sufficient freight volume to profitably transport the freight in our own trucks. As we continue to develop our operations in the Midwest, we expect our purchased transportation costs to return to historical levels.

     o In March 2004, we expanded into the Pacific Northwest through the purchase of selected terminal network and rolling stock of EOFF, a non-union LTL carrier that operated in the states of Oregon, Washington, and Idaho. The selected assets of EOFF were purchased for approximately $10.0 million, with the purchase price paid from cash reserves. The assets acquired included six owned terminal properties, fifteen leased terminal properties, 160 tractors, and 644 trailers.

Recent Results of Operations and Year-End Financial Condition

     In 2004, for reasons discussed below, we reported a loss from operations of approximately $23.7 million, and our operating ratio for the year was 106.1%. A summary of our recent performance in each of the four quarters of 2004 is as follows:

First Quarter 2004

     In the 2004 first quarter, we reported marginally positive income from operations, and a net loss of $1.1 million, on revenue of $97.0 million. Our operating ratio for the quarter was 100.0%. We attribute these results, in part, to additional expenses from our accelerated Northwest expansion. These additional expenses mainly related to additional employees, terminal leases, and employee relocations. The Northwest expansion also contributed to lower overall productivity in our operations during the period.

Second Quarter 2004

     In the 2004 second quarter, we reported a loss from operations of $5.0 million, and a net loss of $2.5 million, on revenue of $105.5 million. Our operating ratio for the quarter was 104.8%. This second quarter loss resulted mainly from continuing start up expenses in our Northwest region, additional purchased transportation expenses resulting from freight imbalances to and from the Northwest and Midwest regions, and delays in implementing planned operating improvement initiatives.

Third Quarter 2004

     In the 2004 third quarter, we reported a loss from operations of $10.8 million, and a net loss of $7.9 million, on revenue of $98.5 million. Our operating ratio for the quarter was 110.9%. The third quarter loss was due in large part to lower revenue, compared to the 2004second quarter, as tonnage and yield declined. Increases in expenses relating to insurance and claims also contributed to the third quarter loss. In an effort to align expenses with business volumes, during the third quarter we consolidated the operations of ten terminals into surrounding facilities that had excess capacity and converted an additional seven terminals into driver-only locations. This terminal consolidation resulted in reductions of employees by approximately 310 full-time and 220 part-time employees. In addition, we opened a new 121door terminal in Phoenix, Arizona to replace an outdated and inefficient facility, and re-engineered our linehaul system to gain efficiencies and to reduce purchased transportation expenses.

Fourth Quarter 2004

     In the 2004 fourth quarter, we reported a loss from operations of $7.9 million, and a net loss of $11.3 million, on revenue of $85.5 million. Our operating ratio for the quarter was 109.2%. Despite lower revenue in the fourth quarter, compared to the third quarter of 2004 (due in part to three less working days in the fourth quarter), we lowered our operating ratio by 170 basis points. Insurance and claims and labor expenses improved as a percentage of revenue when compared to the 2004 third quarter, due in part to the initiatives taken in the third quarter described above.

     At December 31, 2004, our balance sheet reflected $2.1 million in unrestricted cash, $20.8 million in restricted cash that served as collateral for letters of credit under our prior credit facility, $55.7 million in long-term debt and capital lease obligations, including current portion, and $28.1 million in short term debt, of which $20.8 million represented the cash collateral for letters of credit. Our stockholders' equity was $87.6 million at December 31, 2004.

Recent Development

     On January 31, 2005, we entered into a four-year senior collateralized revolving credit facility and letter of credit sub-facility (the "New Credit Facility") with Bank of America, N.A., as Agent, and certain other lenders from time to time party to the New Credit Facility. The New Credit Facility replaces both our amended and restated revolving credit facility with SunTrust Bank, originally dated July 28, 2004, and our $40.0 million revolving accounts receivable securitization facility with SunTrust Bank, originally dated April 30, 2002. Subject to the terms of the New Credit Facility, the maximum revolving borrowing limit under the New Credit Facility is the lesser of (a) $70.0 million, or (b) 85% of Borrower's eligible accounts receivable, plus 85% of the net orderly liquidation value of Borrower's eligible rolling stock owned as of January 31, 2005, plus 85% of the cost of eligible rolling stock acquired by Borrower after January 31, 2005. Letters of Credit under the New Credit Facility are subject to a sub-limit of $40.0 million. The New Credit Facility terminates on January 31, 2009.

     Borrowings under the New Credit Facility bear interest at the base rate, as defined, plus an applicable margin of 0.00% to 1.00%, or LIBOR plus an applicable margin of 1.50% to 2.75%, based on the average quarterly availability under the New Credit Facility. Letters of credit under the New Credit Facility are subject to an applicable letter of credit margin of 1.25% to 2.50%, based on the average quarterly availability under the New Credit Facility. The New Credit Facility also prescribes additional fees for letter of credit transactions, and an unused line fee of 0.25% to 0.375%, based on aggregate amounts outstanding. The New Credit Facility is collateralized by substantially all of our assets, other than certain revenue equipment and real estate that is (or may in the future become) subject to other financing.

Operating Strategy for 2005

     Our main goals for 2005 are to achieve quarter-by-quarter sequential improvement in our operating performance and to return to profitability by the end of 2005. We believe the fourth quarter of 2004 was the first step in that direction, as our operating ratio improved 170 basis points to 109.2% from 110.9% between the third and fourth quarters of 2004.

     We have identified five specific areas of focus in our efforts to improve results:

     o    Improving revenue yield and total tonnage.

     o Reducing our cost structure to better align controllable costs with our expected revenue base.

     o Streamlining freight movements to consolidate movements and reduce the use of third-party purchased transportation.

     o    Improving employee efficiency.

     o    Reducing insurance and claims expense.

     We are encouraged by the fact that improvements were made in four of these five areas in the fourth quarter of 2004, as compared to the third quarter of 2004. We believe that much work remains to be done to return our results to acceptable levels, particularly in the area of revenue yield and tonnage. However, we believe the results for the fourth quarter of 2004 demonstrate measurable improvement. Achieving sequential improvement in the first quarter of 2005 will be difficult because of the seasonal effects on revenue and cost, but it remains our immediate goal.

Revenues

     Our revenues vary with the revenue per hundredweight we charge to customers and the volume of freight we transport:

     o Revenue per hundredweight measures the rates we receive from customers and varies with the type of goods being shipped and the distance these goods are transported. Our LTL revenue per hundredweight increased approximately 2.3% from $11.37 in 2003, to $11.63 in 2004, due mainly to increases in fuel surcharge revenue. Our LTL revenue per hundredweight, without fuel surcharge revenue, declined to $11.01 in 2004 from $11.08 in 2003.

     o Volume depends on the number of customers we have, the amount of freight those customers ship, geographic coverage, and the general economy. Our total tonnage decreased by 2.8% from 2003 to 2004, with a more dramatic decrease occurring during the second half of 2004.

     Historically, most of our revenue has been generated from transporting LTL shipments from customers within our operating regions. In 2004, approximately 9.9% of our revenue was derived from shipments that originated or terminated in regions outside our network, where a portion of the freight movement was handled by another carrier. We refer to this as "interline freight." Most of this revenue was obtained from carriers with which we maintain transportation alliances. The revenue from interline freight in 2004 was lower compared to 2003, due in large part to our geographic expansion. Because of the geographic expansion of our network, our need to rely upon other carriers for freight movements declined. In addition, some of our relationships with carriers handling interline freight were negatively affected by our geographic expansion. We do not recognize the portion of revenue (or the associated expenses) that relate to the portion of shipments hauled by our alliance partners. In addition to transportation revenue, we also recognize revenue from fuel surcharges we receive from our customers when the national average diesel fuel price published by the U.S. Department of Energy exceeds prices listed in our contracts and tariffs.

Operating Expenses

     Our major expense categories can be summarized as follows:

     Salaries, wages, and benefits. This category includes compensation for our employees, health insurance, workers' compensation, 401(k) plan contributions, and other fringe benefits. These expenses will vary depending upon several factors, including our efficiency, our experience with health and workers' compensation claims, and increases in health care costs. Salaries, wages, and benefits also include the non-cash expense associated with stock options granted to several of our executives that had exercise prices that were determined to be below fair market value. This non-cash compensation expense is expected to amount to approximately $106,400 annually through June of 2007.

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

     Depreciation and amortization. This category relates to owned assets, assets under capitalized leases, and 26 properties we lease from Southwest Premier Properties that are considered to be a financing arrangement.

Unusual Items Affecting 2003 Results

     During 2003, we recorded an aggregate of $3.8 million in increases to our insurance reserves for accident, workers' compensation, and other liabilities arising prior to 2003 ($1.8 million of which related to two accidents that occurred in 2002). This compared to an accrual of $0.5 million relating to claims that arose in prior periods in that we accrued in the year ended December 31, 2002. We recorded the increased accruals despite improvements in our rate of both accident claims and workers' compensation claims during 2003. We also amended a benefit plan to reduce our future obligations. As a result of this amendment, we recorded a curtailment gain of approximately $7.8 million in 2003. In addition, in January of 2002 and 2003, we increased the useful lives and decreased the salvage values of our tractors and trailers to reflect that we are operating the tractors and trailers for longer periods than previously estimated by our past management. These changes decreased our depreciation expense by approximately $3.5 million compared with the expense we would have recorded under the prior method. In the aggregate, these items had a positive effect of approximately $7.5 million on our operating income for the year ended December 31, 2003. We do not anticipate benefits similar to these in future periods.

Discontinued Operations of Central Refrigerated

     In 2002, Central Refrigerated, a refrigerated truckload carrier, was formed to acquire certain assets from the bankruptcy estate of Simon Transportation Services, Inc., a refrigerated truckload carrier controlled by Jerry Moyes prior to the bankruptcy. The goal was to obtain certain efficiencies for the refrigerated business, such as decreased insurance costs, in the period immediately following the acquisition. The acquisition closed, and the operations of Central Refrigerated began, on April 22, 2002. We determined that it was advisable to divest Central Refrigerated in order to focus on our LTL growth strategy and devote our capital resources to our LTL operations. Effective December 31, 2002, ownership of Central Refrigerated was transferred to Jerry Moyes, our Chairman, and one of his affiliates, and Central Refrigerated ceased to be our subsidiary.

     Since December 31, 2002, Central Refrigerated has continued to provide us with transportation services. In the year ended December 31, 2004, Central Refrigerated provided us with approximately $2.0 million of such services, representing approximately 3.5% of the total amount paid by us for third-party linehaul services in the period. Although Central Refrigerated is owned by Jerry Moyes, we believe that amounts paid by us to Central Refrigerated are equivalent to rates that could have been obtained in an arm's length transaction with an unrelated third party. We expect our arrangements with Central Refrigerated for transportation services to continue, so long as its rates and service remain competitive with those offered by other carriers. For additional information on our relationship with Central Refrigerated, see "Management - Compensation Committee Interlocks and Participation" in the definitive Proxy Statement to be delivered to our stockholders in connection with the 2005 Annual Meeting of Stockholders to be held on May 3, 2005.

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

Related Party Terminal Leases

     We lease 29 active terminals and seven dormant terminals from related parties. The lease for most of these properties is accounted for as a financing arrangement in our consolidated financial statements, with the rental payments being reflected as interest. The aggregate paid rent for these properties was approximately $6.8 million in 2004, $7.0 million in 2003 and $4.7 million in 2002. We believe the rent on certain of these properties had been below fair market value and agreed to increase the aggregate rent. As a result of the rent increase, we have recognized approximately $3.3 million annually in non-cash interest expense in all periods prior to February 20, 2003, to reflect the rental of the affected properties at fair market value. Aggregate rent and non-cash interest expense combined was approximately $8.0 million in 2004, $8.0 million in 2003 and $8.1 million in 2002 for all properties leased from related parties. We are actively seeking to sublease or arrange for the sale of the dormant terminals. For additional information on our related party terminal leases, see "Management - Compensation Committee Interlocks and Insider Participation" in the definitive Proxy Statement to be delivered to our stockholders in connection with the 2005 Annual Meeting of Stockholders to be held on May 3, 2005.

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

Results of Operations

     The table below sets forth the percentage relationship of the specified items to operating revenues for the periods indicated.

                                                                Year Ended December 31,

                                                             2004        2003        2002
                                                           ---------   ---------   ---------
         Operating revenues.....................             100.0%      100.0%      100.0%
         Operating expenses:
           Salaries, wages, and benefits........              57.5        52.7        56.3
           Purchased transportation.............              14.7        14.5        13.4
           Operating and general supplies and
              Expenses..........................              21.4        17.0        16.1
           Insurance and claims.................               6.5         4.1         3.9
           Building and equipment rentals.......               1.6         1.3         1.4
           Depreciation and amortization........               4.4         4.3         4.8
                                                             -----       -----       -----
              Total operating expenses(1).......             106.1        93.9        95.9
                                                             -----       -----       -----
         Operating (loss) earnings..............              (6.1)        6.1         4.1
         Interest expense.......................               2.0         2.5         3.1
                                                             -----       -----       -----
         (Loss) earnings from continuing operations
           before income taxes..................              (8.1)        3.6         1.0
                                                             -----       -----       -----
         Income tax (expense) benefit...........               2.2        (3.0)        0.4
                                                             -----       -----       -----
         (Loss) earnings from continuing operations           (5.9)        0.6         1.4
                                                             -----       -----       -----
         Loss from discontinued operations......                 -        (2.1)          -
                                                             -----       -----       -----
         Net (loss) earnings....................              (5.9)%      (1.5)%       1.4%
                                                             =====       =====       =====
         Pro Forma C Corporation Data:
         Historical earnings from continuing
           Operations...........................                 -%        3.6%        1.0%
         Pro forma (provision) benefit for income
           taxes attributable to continuing
           operations(2)........................                 -        (1.5)       (0.7)
                                                             -----       -----       ------
         Pro forma earnings from continuing
           operations(2)........................                 -%        2.1%        0.3%
                                                             =====       =====       =====

----------

(1) Total operating expenses as a percentage of operating revenues, as presented in this table, is also referred to as operating ratio.

(2) Provision for federal income taxes and net earnings (loss) as if we were a C corporation for tax purposes for all periods.

Comparison of 2004 to 2003

     Operating revenues. Operating revenues decreased $3.1 million, or 0.8%, from $389.7 million for 2003 to $386.6 million for 2004. Revenue per working day decreased from $1.54 million in 2003 to $1.53 million in 2004. The decrease in revenue per working day was attributable primarily to a 3.9% decrease in LTL tonnage offset in part by an increase in LTL revenue per hundredweight from $11.37 in 2003 to $11.63 in 2004. This increase in LTL revenue per hundredweight was due mainly to an increase in fuel surcharge revenue per working day, as the cost of fuel increased in 2004 compared to 2003. LTL bills per working day decreased 6.4% from 2003 to 2004. Total tonnage decreased 54,274 tons, or 2.8%, from 1,962,890 tons in 2003 to 1,908,621 tons in 2004.

     Salaries, wages, and benefits. Salaries, wages, and benefits increased $16.8 million, or 8.2%, from $205.4 million for 2003 to $222.2 million for 2004. A substantial portion of this increase was attributable to the $7.8 million curtailment gain recognized in 2003 that related to a reduction of our obligations under a benefit plan. Further, our group health expenses increased by $4.0 million in 2004, despite a 5.4% decrease in the number of employees, while workers' compensation expenses increased by $2.5 million. Mileage-based payments to linehaul drivers also increased by $2.9 million from 2003 to 2004, as our length of haul increased by 8.1% to 478 miles. As a percentage of operating revenues, salaries, wages, and benefits increased from 52.7% for 2003, to 57.5% for 2004.

     Purchased transportation. Purchased transportation remained essentially constant at approximately $56.7 million in both 2003 and 2004. However, purchased transportation paid to related parties decreased by $4.0 million, which was offset by a similar increase in non-related party purchased transportation. We used third party contractors for a significant portion of our shipments. As a percentage of operating revenues, purchased transportation increased from 14.5% for 2003 to 14.7% for 2004.

     Operating and general supplies and expenses. Operating and general supplies and expenses increased $16.8 million, or 25.4%, from $66.2 million for 2003 to $83.0 million for 2004. The increase in operating and general supplies and expenses resulted primarily from increases in the cost of fuel, offset in part by an increase in fuel surcharge revenue. The average price per gallon of diesel fuel was 21.4% higher during 2004 as compared to 2003. Also contributing to the increase in operating and general supplies and expenses were professional fees relating to our audit of internal controls under the Sarbanes-Oxley Act, increased property tax expense, increased provisions for doubtful accounts, and vehicle repair costs. As a percentage of operating revenues, operating and general supplies and expenses increased from 17.0% for 2003 to 21.4% for 2004.

     Insurance and claims. Insurance and claims increased $9.1 million, or 56.5%, from $16.1 million for 2003 to $25.2 million for 2004. The increase in insurance and claims expense resulted primarily from an increase in the number of cargo claims, an increase in insurance premiums and the approximate $690,000 settlement, in March of 2005, for a lawsuit filed in 2003 - all of which was expensed in 2004. The increase in insurance premiums was largely attributable to the cost of additional directors' and officers' insurance coverage. The increase in insurance and claims expense also reflects our recording of a $350,000 expense in the third quarter in connection with the stockholder class action complaints. The amount represents the entire deductible under our directors' and officers' insurance policy. As a percentage of operating revenues, insurance and claims increased from 4.1% for 2003 to 6.5% for 2004.

     Building and equipment rentals. Building and equipment rentals increased approximately $1.0 million, or 19.6%, from $5.1 million for 2003 to $6.1 million for 2004. The increase in building and equipment rentals resulted primarily from the addition of leased terminals in connection with our Northwest expansion and the addition of a new terminal in California. As a percentage of operating revenues, building and equipment rentals increased from 1.3% for 2003 to 1.6% for 2004.

     Depreciation and amortization. Depreciation and amortization expense increased approximately $0.4 million, or 2.4%, from $16.6 million for 2003 to $17.0 million for 2004. This increase was primarily attributable to equipment acquired in March 2004 in our Northwest expansion and the addition of approximately 400 other new and used tractors and 261 new trailers added during the year. As a percentage of operating revenues, depreciation and amortization increased from 4.3% for 2003 to 4.4% for 2004.

     Operating ratio. As a result of the foregoing, our operating ratio increased from 93.9% for 2003 to 106.1% for 2004.

     Interest expense. Interest expense decreased $2.0 million, or 20.6%, from $9.7 million for 2003 to $7.7 million for 2004. As a percentage of operating revenues, interest expense decreased from 2.5% for 2003 to 2.0% for 2004. Our average debt balances decreased from $95.4 million in 2003 to $66.6 million in 2004 due in large part to our payment of approximately $50.0 million in December 2003 to reduce outstanding debt utilizing part of the net proceeds from our initial public offering. During the second half of 2004, we cash collateralized approximately $20.8 million in letters of credit. Interest expense on this $20.8 million borrowing was generally offset by interest income on the invested cash. Interest expense in 2003 included $0.5 million of non-cash interest expense attributable to a $3.3 million annual increase in payments under related party terminal leases effective February 20, 2003. These payments were increased to fair value, and we recorded non-cash interest expense in all prior periods to reflect the difference between the fair value rental and the former rental amount. After February 20, 2003, the interest amounts reflect cash payments. The amounts are recorded as interest because the leases are reflected as a financing arrangement in our consolidated financial statements.

     Income (loss) from continuing operations before income taxes was $14.0 million for 2003 and $(31.3) million for 2004.

     Pro forma income from continuing operations, assuming an effective tax rate of approximately 39% in 2003, amounted to $8.4 million for 2003 compared to a net loss of $22.8 million for 2004.

     Our income tax benefit (expenses) changed from ($1.8) million for 2003 (excluding the $9.8 million expense for the establishment of federal deferred income taxes) to $8.5 million for 2004. The 2004 net tax benefit is net of a $4.9 million valuation allowance established against our net deferred tax assets as of December 31, 2004. Additionally, income taxes for 2003 included federal income tax expense for the last two periods of the year.

Comparison of 2003 to 2002

     Operating revenues. Operating revenues increased $18.3 million, or 4.9%, from $371.4 million for 2002 to $389.7 million for 2003. Revenue per working day increased from $1.47 million in 2002 to $1.54 million in 2003. The increase in revenue per working day was attributable primarily to a 9.1% increase in LTL revenue per hundredweight from $10.42 in 2002 to $11.37 in 2003 and to an increase in fuel surcharge revenue per working day. The overall increase in revenue per working day was partially offset by a 7.4% decrease in total tonnage per working day. As a result of yield improvement efforts, we eliminated less profitable freight and, where possible, replaced it with more profitable loads. Total tonnage decreased 157,190 tons, or 7.4%, from 2,120,080 tons in 2002 to 1,962,890 tons in 2003. Our Midwest expansion also contributed to our overall increase in revenues.

     Salaries, wages, and benefits. Salaries, wages, and benefits decreased $3.9 million, or 1.9%, from $209.3 million for 2002 to $205.4 million for 2003 due mainly to a $7.8 million gain relating to a reduction of our obligations under a benefit plan. Without this reduction, salaries, wages and benefits would have amounted to $213.2 million. The resultant increase in salaries, wages, and benefits resulted primarily from an increase in compensation for most of our employees, rising medical costs, the costs of additional sales personnel, and the costs of additional employees and relocation expenses incurred in connection with our Midwest expansion. In addition to these factors, salaries, wages, and benefits expense for 2003 also included a $0.9 million increase to our workers' compensation reserves for claims that arose prior to 2003, compared with a $0.5 million increase to such reserves for prior period claims recorded in 2002. These factors partially offset a decrease in the total number of employees resulting from our management initiatives. As a percentage of operating revenues, salaries, wages, and benefits decreased from 56.3% for 2002, to 52.7% for 2003.

     Purchased transportation. Purchased transportation increased $6.8 million, or 13.6%, from $49.9 million for 2002 to $56.7 million for 2003. The increase in purchased transportation resulted primarily from an increase in our Midwest expansion. Because of the geographic breadth and lane characteristics of that particular expansion effort, we used third party contractors for a significant portion of our shipments. Our use of contractors in the Midwest decreased beginning in the third quarter of 2003. As a percentage of operating revenues, purchased transportation increased from 13.4% for 2002 to 14.5% for 2003.

     Operating and general supplies and expenses. Operating and general supplies and expenses increased $6.6 million, or 11.1%, from $59.6 million for 2002 to $66.2 million for 2003. The increase in operating and general supplies and expenses resulted primarily from an increase in the cost of fuel and vehicle repairs. As a percentage of operating revenues, operating and general supplies and expenses increased from 16.1% for 2002 to 17.0% for 2003, primarily because the average price per gallon of diesel fuel was 13.3% higher during 2003 as compared to 2002.

     Insurance and claims. Insurance and claims increased $1.5 million, or 10.3%, from $14.6 million for 2002 to $16.1 million for 2003. The increase in insurance and claims expense resulted primarily from an increase in the accrual of $3.8 million in estimated liabilities for claims that arose prior to 2003 ($1.8 million of which related to two accidents in 2002), compared with no increase in such reserves for prior period claims recorded in the 2002 period. As a percentage of operating revenues, insurance and claims increased from 3.9% for 2002 to 4.1% for 2003.

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

     Depreciation and amortization. Depreciation and amortization expense decreased approximately $1.4 million, or 7.8%, from $18.0 million for 2002 to $16.6 million for 2003, as a result of a change in the estimated useful lives and sales of our revenue equipment. In January 2003, we increased useful lives of trailers from twelve to fifteen years and reduced salvage values from 5% to 0%. We also increased useful lives of line tractors from seven to ten years and reduced salvage values on pick-up and delivery and line tractors from 5% to 0%. These changes were made to reflect the fact that we are currently operating these tractors for longer periods of time than previously estimated by our past management. The changes reduced depreciation expense by approximately $0.6 million in 2003. As a percentage of operating revenues, depreciation and amortization decreased from 4.8% for 2002 to 4.3% for 2003.

     Operating ratio. As a result of the foregoing, our operating ratio improved from 95.9% for 2002 to 93.9% for 2003.

     Interest expense. Interest expense decreased $1.6 million, or 14.2%, from $11.3 million for 2002 to $9.7 million for 2003. As a percentage of operating revenues, interest expense decreased from 3.1% for 2002 to 2.5% for 2003. Our average debt balances decreased from $116.4 million in 2002 to $95.4 million in 2003 due in large part to our payment of approximately $50.0 million in December 2003 to reduce outstanding debt utilizing part of the net proceeds from our initial public offering, and our average non-related party interest rates decreased from 6.4% in the 2002 to 5.8% in 2003. 2002 includes $3.3 million and 2003 includes $0.5 million of non-cash interest expense attributable to a $3.3 million annual increase in payments under related party terminal leases effective February 20, 2003.

     Income from continuing operations before income taxes was $3.8 million for 2002 and $14.0 million for 2003.

     Pro forma income from continuing operations, assuming an effective tax rate of approximately 39% in each period, improved from $1.0 million for 2002 to $8.4 million for 2003.

     Our income taxes changed from a net tax benefit of $1.4 million for 2002 to a net tax expense of $(1.8) million for 2003 (excluding the $9.8 million expense for establishment of federal deferred income taxes) primarily due to the reversal of a $1.8 million reserve for the contingent expense that could have resulted from any tax assessments related to our election of S corporation tax status in 1998. During the fiscal quarter ended June 15, 2002, we determined that this reserve was no longer necessary because the allowable period for a tax assessment had ended.

Liquidity and Capital Resources

     Our business has required substantial, ongoing capital investments, particularly to replace revenue equipment such as tractors and trailers. Our primary sources of liquidity have historically been cash from operations, secured borrowings, and proceeds of our initial public offering. During 2005 our net capital expenditure requirements are expected to be only $4.0 million to $7.0 million, as our tractor and trailer fleets are at average ages that do not require substantial replacements and we do not expect to purchase any terminals. Our net capital expenditure expectations include roughly $6 million for replacement of revenue equipment and selling our former Phoenix location. If we decide not to replace revenue equipment and are successful in selling the former Phoenix facility, our net capital expenditures may be close to zero for 2005. We do not believe a substantial increase in net capital expenditures over the $4.0 million to $7.0 million level assumed for 2005 will be required in 2006.

     At December 31, 2004, we had approximately $87.6 million in stockholders' equity and $55.7 in long-term debt, including current maturities. Under our new credit facility described under "Recent Development" above, we had an average of approximately $17.5 million of availability during the first three weeks of March 2005.

     In addition to the availability under our new credit facility, we have approximately $20 million (cost basis) in active terminals that we are able to use in one or more sale-leaseback or borrowing transactions, and we have approximately $6 million in assets, primarily real estate, held for sale. Management is presently pursuing financing alternatives involving the active terminals and is attempting to sell the assets held for sale.

     Although we cannot assure you that our efforts will be successful, we expect to gain significant additional liquidity from these assets. Our discussion above concerning net capital expenditures does not take into account any proceeds from a potential sale-leaseback of our terminals.

     Although there can be no assurance, we believe cash from operations, borrowing available under our new credit facility, and other sources of liquidity will be sufficient to fund our operations at least through the end of 2006. To the extent that actual results or events differ from management's financial projections or business plans, our liquidity may be adversely affected and we may be unable to meet our financial covenants. Specifically, our liquidity may be adversely affected by one or more of the following factors: weak freight demand or a loss in customer relationships or volume, our success in executing management's turnaround steps described above, our ability to improve the collection of our accounts receivable, elevated fuel prices and the ability to collect fuel surcharges, costs associated with insurance and claims, an inability to maintain compliance with, or negotiate amendments to, loan covenants, the ability to finance tractors and trailers, and the possibility of shortened payment terms by our suppliers and vendors worried about our ability to meet payment obligations.

     We are currently executing a turnaround plan that is designed to reverse recent negative cash flows. During 2004 and into early 2005 we have experienced a period of negative cash flow attributable primarily to operating losses and approximately $25.0 in acquisitions of revenue equipment during 2004. During the third and fourth quarters of 2004, our management began implementing several steps that are intended to improve our operating results and maintain compliance with our financial covenants. These steps include: reducing our cost structure to better align controllable costs with our expected revenue base, streamlining freight movements to consolidate movements and reduce the use of third-party purchased transportation, improving employee efficiency, reducing insurance and claims expense, and improving revenue yield and total tonnage. These steps contributed to a 250 basis-point improvement in our operating ratio between the third quarter of 2004 (when the steps were implemented) and the fourth quarter of 2004. We expect additional improvement in our operating ratio between the fourth quarter of 2004 and the first quarter of 2005. Although our management believes that these actions should generate the required improvements, there can be no assurance that the improvements will occur as planned. Our ability to fund our cash requirements in future periods will depend on our ability to improve operating results and cash flow and our ability to comply with covenants contained in our financing arrangements. Our ability to achieve required improvements will depend on general shipping demand by our customers, insurance and claims expense, and other factors.

     On January 31, 2005, we entered into our New Credit Facility with Bank of America and others that replaced the Securitization Facility and the Amended and Restated Revolving Facility. See "Recent Development" above for additional information. The New Credit Facility contains certain restrictions and covenants relating to, among other things, fixed charge coverage ratio, cash flow, capital expenditures, acquisitions and dispositions, sale-leaseback transactions, additional indebtedness, additional liens, dividends and distributions, investment transactions, and transactions with affiliates. The New Credit Facility includes usual and customary events of default for a facility of this nature and provides that, upon the occurrence and continuation of an event of default, payment of all amounts payable under the New Credit Facility may be accelerated, and the lenders' commitments may be terminated.

     Net cash (used in) provided by operating activities was approximately $(7.4 ) million, $15.1 million and $35.2 million for the years ended December 31, 2004, 2003, and 2002, respectively. The decrease in net cash, provided by operating activities, from 2003 to 2004 - $22.5 million, resulted mainly from $38.4 million in reduced cash as a result of a larger cash loss from operations offset by an $8.4 million increase in trade accounts payable in 2004, compared to a $3.9 million decrease in trade accounts payable in 2003, and a $1.4 million increase in accounts receivable in 2004, compared to a $4.0 million increase in 2003. The average age of our accounts receivable was 55.0 days for the year ended December 31, 2004, 52.2 days for the year ended December 31, 2003, and
46.9 days for the year ended December 31, 2002.

     Net cash used in investing activities was approximately $41.8 million, $5.3 million, and $8.8 million for the years ended December 31, 2004, 2003, and 2002, respectively. These expenditures were financed with long-term debt and cash flows from operations. Our capital expenditures were approximately $36.7 million in 2004 mainly for revenue equipment and two new terminals, $7.0 million in 2003, and $6.0 million in 2002. We also paid $9.3 million in 2004 for certain assets related to our Northwest expansion. Our budget for net capital expenditures, giving effect to any offset from sales or trades of equipment, is expected to range between $4.0 and $7.0 million in 2005. We expect our capital expenditures to consist primarily of the acquisition of new tractors and trailers. We expect to pay for the projected capital expenditures with borrowings under our credit facilities, borrowings under capital leases and cash flows from operations. Our capital expenditure budget excludes the effect of any acquisitions.

     Net cash provided by (used in) financing activities was approximately $14.1 million, $20.1 million and $(19.2) million for the years ended December 31, 2004, 2003, and 2002, respectively. In July 2004, as a condition for amending our credit facility we agreed to place $20.8 million in a restricted cash account. This fund was established through a borrowing under our securitization facility. The restricted cash fund was established to cash collateralize an equal amount of letters of credit. Other funds provided by financing activities in 2004 arose mainly from borrowings under our securitization facility while in 2003 they were mainly derived from the $77.6 million net proceeds from our initial public offering in December, 2003.

     At  December  31,  2004,  we  had  outstanding   long-term  obligations  of
approximately $55.7 million. The following chart reflects the outstanding amounts by category:

                  Capital lease obligations..     32.9 million
                                                 -------------
                    Total long-term debt.....     32.9 million
                  Related party financing....     22.8 million
                                                 -------------
                       Total.................    $55.7 million
                                                 =============

     On April 30, 2002, we entered into a $40.0 million revolving accounts receivable securitization facility (the "Securitization Facility") that was set to expire on April 27, 2005. Under the Securitization Facility, we sell, on a revolving basis, our interests in accounts receivable to Central Receivables, a wholly-owned, special purpose subsidiary. The assets and liabilities of Central Receivables are included in our consolidated financial statements. The Securitization Facility allowed us to receive up to $40.0 million of proceeds, subject to eligible receivables and pay a service fee recorded as interest expense, as defined in the agreement. We were required to pay commercial paper interest rates plus an applicable margin on the proceeds received. Interest was generally payable monthly. The Securitization Facility included certain restrictions and financial covenants. We were required to pay a commitment fee equal to 0.35% per annum of 102% of the facility limit minus the aggregate principal balance, as well as an administrative fee equal to 0.15% per annum of the uncommitted balance. As of December 31, 2004 there were borrowings of $27.3 million and at December 31, 2003, there were no borrowings outstanding under the Securitization Facility.

     On July 28, 2004, we entered into a $30.0 million amended and restated revolving credit facility with SunTrust Bank (the "Amended and Restated Revolving Facility"). On November 5, 2004, we executed a first amendment to the Amended and Restated Revolving Credit Facility. Under the first amendment to the Amended and Restated Revolving Facility, we could receive up to an aggregate of $30.0 million of proceeds in the form of letters of credit, only. The Amended and Restated Revolving Facility accrued interest at a variable rate equal, at our option, to either (a) the bank's prime lending rate minus an applicable margin, or (b) LIBOR plus an applicable margin. The applicable margins for both types of loans varied depending on our lease adjusted leverage ratio. Interest was payable in periods from one to three months at our option. The Amended and Restated Revolving Facility was collateralized by certain revenue equipment, and letters of credit that were issued were collateralized by cash collateral. The facility contained, among other things, certain financial and non-financial covenants, and was set to mature on April 30, 2006. We were required to pay a commitment fee equal to 0.50% per annum on the daily unused Amended and Restated Revolving Facility as well as a letter of credit fee equal to 0.25% per annum on the average daily amount of the letters of credit. We were also required to cash collateralize our outstanding letters of credit. At December 31, 2004, we had restricted cash of $20.8 million, as reported on our consolidated balance sheet related to these letters of credit. At December 31, 2004, we had letters of credit of $19.8 million outstanding and $ 10.2 available under the Amended and Restated Revolving Facility. On January 31, 2005, we entered into our New Credit Facility with Bank of America and others that replaced the Securitization Facility and the Amended and Restated Revolving Facility.

     In March 2004, we acquired certain assets of EOFF for approximately $10.0 million. Under the terms of the agreement, we paid approximately $7.0 million of the purchase price at closing, $1.0 million in the second quarter of 2004, $1.0 million in the third quarter of 2004 and $0.2 million in the fourth quarter of 2004. The remaining $0.8 million is recorded on the consolidated balance sheet as short-term notes payable at December 31, 2004 and is expected to be paid or liquidated prior to the end of our 2005 first quarter.

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

     The following table summarizes our significant contractual obligations and commercial commitments as of December 31, 2004.

                                      Payments Due by Period (in thousands)
                                        Less than                      After 5
                                 Total    1 Year  1-3 Years 4-5 Years   Years
                                -------  -------- --------- ---------  ------
Contractual obligations
Long-term debt...............         -        -         -         -        -
Capital lease obligations....  $ 32,842  $10,958   $14,024  $  6,547  $ 1,313
Related party real estate
 financing...................    22,852        -         -         -   22,852
Operating lease obligations..    20,200    5,266     7,660     3,836    3,438
Securitization facility          27,300   27,300         -         -        -
                                -------  -------   -------  --------  -------
  Total......................  $103,194  $43,524   $21,684  $ 10,383  $27,603
                                =======  =======   =======  ========  =======

                                   Amount of Commitment Expiration per Period
                                             (in thousands)
                                        Less than                      After 5
                                 Total    1 Year  1-3 Years 4-5 Years   Years
                                -------  -------- --------- ---------  ------
Other commercial commitments
Standby letters of credit.....  $19,753  $19,753         -         -        -
                                =======  ======== ========= =========  ======
     We  finance  revenue  equipment  through   borrowing,   a  portion  of  the
indebtedness is categorized as a current liability, although the revenue equipment is classified as a long-term asset. Consequently, each purchase of financed revenue equipment decreases working capital. We had a working capital surplus of $3.0 million at December 31, 2004, $53.5 million at December 31, 2003 and $4.2 million at December 31, 2002.

Off-Balance Sheet Arrangements

     Certain of our terminals are financed off-balance sheet through operating leases. As of December 31, 2004, 47 of our terminals, including seven owned by related parties, were subject to operating leases.

Quarterly Results of Operations

     The following table presents our unaudited operating results for the eight quarters ended December 31, 2004. In our opinion, all necessary adjustments (consisting only of normal recurring adjustments) have been included in the amounts stated below to present fairly the quarterly results when read in conjunction with our consolidated financial statements and notes, which are included elsewhere in this Annual Report. Results of operations for any particular quarter are not necessarily indicative of results of operations for a full year or for future periods. Our fiscal year consists of four quarters, each with 13 weeks.

                                                                      Quarter Ended
                            -------------------------------------------------------------------------------------------
                            Apr. 5,     July 5,    Oct. 4,     Dec. 31,      Apr. 3,    July 3,     Oct. 2      Dec. 31,
                           2003(2)(7) 2003(3)(7)  2003(4)(5)  2003(5)(6)      2004       2004        2004         2004
                           ---------  ----------  ---------   ----------   ---------   ---------   --------    ---------
                                                                   (unaudited)
                                                         (in thousands, except per share data)
Operating revenues....     $ 98,802   $ 100,150   $ 101,209   $   89,535   $  97,038   $ 105,513   $ 98,539    $ 85,511
Operating income
 (loss)..............         5,989       1,245      10,852        5,620          13      (5,035)   (10,759)     (7,874)
(Loss) income from
 continuing
 operations..........         3,314      (1,305)      8,037       (7,610)     (1,129)     (2,543)    (7,898)    (11,278)
Income (loss) from
 discontinued
 operations (6)......             -            -          -       (8,341)          -           -          -           -
Net (loss)
 Income(1)...........         3,314       (1,305)     8,037      (15,951)     (1,129)     (2,543)    (7,898)    (11,278)
 Net loss per share
  Basic.............                                                       $   (0.06)  $   (0.14)  $  (0.43)   $  (0.62)
                                                                           =========   =========   ========    ========
  Diluted...........                                                       $   (0.06)  $   (0.14)  $  (0.43)   $  (0.62)
                                                                           =========   =========   ========    ========
Pro forma data:(1)
 Pro forma income
  tax benefit
  (expense).........         (1,560)         531     (3,259)      (1,378)
 Pro forma net
  (loss) income.....          1,940         (831)     5,098       (6,185)
 Pro forma net
  Income (loss)
  per share:
  Basic.. ...........      $   0.18   $    (0.08) $    0.47   $    (0.51)
                           ========   ==========  =========   ==========
  Diluted...........       $   0.16   $    (0.08) $    0.43   $    (0.47)
                           ========   ==========  =========   ==========

(1) Prior to November 1, 2003, we maintained S corporation status under which federal income tax attributes flowed directly to stockholders. Accordingly, income tax expenses recorded by us reflect state income taxes. Pro forma net (loss) income has been adjusted to reflect the application of federal income taxes. On November 1, 2003 we elected C corporation status for federal income taxes and recorded $9.8 million federal deferred taxes upon conversion.

(2) In the first quarter of 2003, we recorded a $2.5 million gain as a result of amendments made to a benefit plan.

(3) In the second quarter of 2003, we recorded a $3.8 million increase in our claims accrual related to accident, workers' compensation, and other claims (including $1.8 million related to two accidents that occurred in 2002) in which the underlying events occurred prior to 2003.

(4) In the third quarter of 2003, we recorded a $5.3 million gain as a result of further amendments made to the benefit plan referenced above.

(5) In 2003, we recorded reduced depreciation expense as a result of additional changes in useful lives and salvage values of trailers and line tractors of $145,000 in each of the quarters. These changes in useful lives and salvage values were made based on our historical experience.

(6) On November 1, 2003 we elected C corporation status for federal income taxes. In the fourth quarter, we recognized a loss from discontinued


     operations of $8.3 million which along with the $9.8 million income tax expense from converting to C corporation status was primarily responsible for the $7.6 million net loss from continuing operations for the quarter.

(7) During 2004, the IRS disallowed certain tax deductions taken by the S corporation shareholders pursuant to a contested liability trust. As a result of the disallowance of such deductions, the C corporation's tax basis was increased resulting in a deferred tax benefit of $1.75 million..

(8) During 2004, we analyzed our deferred tax assets and liabilities and determined that , under current accounting treatment, a valuation allowance of $4.9 million was applicable to our net deferred tax assets.



Critical Accounting Policies

     We believe that the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financials statements.

     Revenue Recognition. Operating revenue is recognized upon delivery of the related freight, as is fuel surcharge revenue. In 2004, approximately 9.9% of our revenue was derived from interline shipments. Most of this revenue was with carriers with which we maintain transportation alliances. We do not recognize revenue (or the associated expenses) that relates to the portion of the shipment transported by our alliance partners.

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

     From June 28, 2000 to June 28, 2001, our self-insured retention for bodily injury and property damage, cargo loss and damage, and physical damage to our equipment was an aggregate $0.5 million per occurrence. Effective June 28, 2001, we increased our self-insured retention to $1.0 million per occurrence, on October 28, 2003 reduced our self-insured retention to $0.75 million per occurrence and on January 1, 2004 increased our self-insured retention to $1.0 million. Our self-insured retention for workers' compensation has been $1.0 million per occurrence since October 28, 2002. We also self-insure for all health claims up to $0.3 million per occurrence. We expect our claims reserves to increase in future periods as a result of our higher self-insured retention.

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

     Income Taxes. Significant management judgment is required in determining our provision for income taxes and in determining whether deferred tax assets will be realized in full or in part. Deferred tax assets and liabilities are measured using enacted tax rates that are expected to apply to taxable income in years in which the temporary differences are expected to be reversed. Under SFAS No. 109 and applicable interpretations, if all or some portion of specific deferred tax assets, such as state tax credit carry-forwards or state net operating loss carry-forwards, are determined not to be realizable, a valuation allowance must be established for the amount of such deferred tax assets. In 2004, based on our results of operations and existing accounting interpretations that do not allow us to consider future expectations, only past results, we established a $4.9 million valuation allowance for deferred tax assets. Despite the requirement for such allowance, we believe that the remaining net deferred tax assets will be realized through future taxable income.

     The determination of the combined tax rate used to calculate our provision for income taxes for both current and deferred income taxes also requires significant judgment by management. Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," requires that the net deferred tax asset or liability be valued using enacted tax rates that we believe will be in effect when these temporary differences reverse. We use the combined tax rates in effect at the time the financial statements are prepared since no better information is available. If changes in the federal statutory rate or significant changes in the statutory state and local tax rates occur prior to or during the reversal of these items or if our filing obligations were to change materially, this could change the combined rate and, by extension, our provision for income taxes.

     Goodwill. Our business acquisitions have resulted in goodwill, which may become impaired in the future. As of December 31, 2004, our goodwill, net of accumulated amortization, was $4.3 million. We perform our goodwill impairment tests annually and more frequently if an event or circumstance indicates that impairment may have occurred occurred. A drop in our market value could result in an impairment charge of all or a portion of our goodwill. Based on our current market value, it is possible that a non-cash impairment charge of all or a portion of our goodwill will occur in the first quarter of 2005.

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

Recent Accounting Pronouncements

     In December 2004, the FASB revised SFAS No. 123, Share-Based Payment, This Statement is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement 123 as originally issued and EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." This Statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, Employers' Accounting for Employee Stock Ownership Plans. The Company has not yet determined the method of adoption or the effect of adopting SFAS No. 123R, and the Company has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123.

Factors That May Affect Future Results

     Our future results may be affected by a number of factors over which we have little or no control. The following issues and uncertainties, among others, should be considered in evaluating our business and growth outlook.

     We operate in a highly competitive and fragmented industry and our business will suffer if we are unable to adequately address potential downward pricing pressures and other factors that may adversely affect our operations and profitability.

     Numerous   competitive   factors   could  impair  our  ability  to  achieve
profitability. These factors include the following:

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

     We have a limited operating history as an independent company and experienced net losses during 2001, 2003 and 2004.

     We began our operations on June 30, 1997, after acquiring the name "Central Freight Lines" and substantially all of the operating assets of the Southwestern Division of Viking Freight System. Thus, our operating history is brief and provides a limited basis for evaluating our performance. Further, we experienced a net loss of approximately $6.9 million in 2001 and $5.9 million in 2003. Although we generated income from continuing operations of approximately $5.2 million and $2.4 million in 2002 and 2003, respectively, we experienced a loss from continuing operations of approximately $22.8 million in 2004. Although we have identified certain steps designed to return the Company to profitability by the end of 2005, we cannot assure you that our efforts will be successful or that we will again achieve profitability. As a result, we cannot assure you that we will not experience net losses in the future. If we are unable to make planned improvements in our operations, the value of stockholders' investments may suffer. Further, there can be no assurance as to our ability to generate positive cash flow in future periods. If we are unable to generate positive cash flow in the future, we may not be able to satisfy contractual obligations or fund our working capital needs.

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

     If we are unable to successfully execute our operating strategy, our business and future results of operations may suffer.

     As part of our operating strategy for the immediate future, we have identified five specific areas of focus in our efforts to improve operating results: Reducing our cost structure to better align controllable costs with our expected revenue base, streamlining freight movements to consolidate movements and reduce the use of third-party purchased transportation, improving employee efficiency, reducing insurance and claims expense, and improving revenue yield and total tonnage. This business strategy is subject to a number of risks, which include the following:

     o    Revenue growth may be delayed or not occur at all.

     o Improvements in revenue yield and tonnage growth may be delayed or not occur at all.

     o Our service, safety, and productivity measures may be further delayed or not be successfully implemented throughout our operations.

     o    Our   cost-cutting   measures  may  have   unintended  and  unforeseen
          consequences that adversely affect our business.

     o Our insurance and claims costs may continue to exceed our expectations and may not return to acceptable levels on a timely basis or at all.

     If these risks materialize, or if our efforts to improve performance are otherwise unsuccessful, our business, financial condition, and results of operations will suffer.

     We may not be able to successfully manage our growth or integrate acquisitions, which could cause our business to suffer.

     In December 2002, we expanded our LTL service in a seven-state region in the Midwest. In March 2004, we expanded our business further to serve a three-state region in the Northwest through the acquisition of the terminal network and selected assets of EOFF. We cannot assure you that our Midwest expansion or our Northwest expansion will be successful. Further, in connection with our growth generally, we may need to purchase additional equipment, add new terminals, hire additional personnel, and increase our marketing efforts. Our growth exposes us to a number of risks, including the following:

     o Our geographic expansion has disrupted (and may continue to disrupt) our existing transportation alliances with carriers in those regions.

     o Our geographic expansion has produced (and may continue to produce) freight imbalances, customer service issues, operational issues, or other consequences that we cannot manage successfully on a timely basis or at all.

     o Our growth has strained (and may continue to strain) our management, capital resources, and computer and other systems.

     We cannot assure you that we will overcome the risks associated with the growth of our company.

     We have significant ongoing capital requirements that could adversely affect our profitability if we are unable to generate sufficient cash from operations.

     The LTL industry is capital intensive. Historically, we have depended on cash from operations, proceeds from our accounts receivable securitization, borrowing from banks and finance companies, and leases to expand the size of our terminal network and maintain and expand our fleet of revenue equipment. We are projecting continuing expenditures for tractors and trailers in 2005 and beyond, primarily due to the need to replace older equipment in the fleet and increased costs of new tractors following the October 2002 implementation of new emissions control regulations. Our budget for capital expenditures, giving effect to any offsets from sales or trades of equipment, will range from $4.0 to $7.0 million for 2005. If we are unable to generate sufficient cash from operations and obtain financing on favorable terms in the future, we may have to limit our growth, enter into less favorable financing arrangements, or operate our revenue equipment for longer periods, any of which could have a materially adverse effect on our profitability.

     If we are unable to retain our key employees, our business, financial condition, and results of operations could be harmed.

     We are highly  dependent  upon the services of the following key employees:
Robert V. Fasso, our Chief Executive Officer and President; Jeffrey A. Hale, our Senior Vice President and Chief Financial Officer; and Walt Ainsworth, our Executive Vice President. The loss of any of their services could have a materially adverse effect on our operations and future profitability. We must continue to develop and retain a core group of managers if we are to realize our goal of expanding our operations and continuing our growth. We cannot assure you that we will be able to do so.

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

     Ongoing insurance and claims expenses could significantly affect our operations .

     Our future insurance and claims expenses might exceed historical levels, which could reduce our earnings. We currently carry $30.0 million of insurance coverage, with a self-insured retention of $1.0 million per occurrence for claims resulting from cargo theft or loss, personal injury, property damage, and physical damage to our equipment. We also self-insure for workers' compensation up to $1.0 million per occurrence, and for all health claims up to $0.3 million. Insurance carriers have raised premiums for most trucking companies. Additional increases could further increase our insurance and claims expense as current coverages expire or cause us to raise our self-insured retention. If the number or severity of claims for which we are self-insured increases, we suffer adverse development in claims compared with our reserves, or any claim exceeds the limits of our insurance coverage, our financial results could be materially and adversely affected.

     Our large self-insured retentions require us to make estimates of ultimate loss amounts and accrue such estimates as expenses. Changes in estimates may materially and adversely affect our financial results. In 2003, we recorded an aggregate of $3.8 million in increases to our reserves for accident, workers' compensation, and other liabilities arising in prior periods. Such accrual included $1.8 million for two accidents that occurred in 2002. This compared to an accrual of $0.5 million in additional expense in 2002, relating to claims that arose in prior periods. The large accrual in 2003 caused our financial results to suffer. We may be required to accrue such additional expenses in the future.

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

     Our ability to incur additional indebtedness could be adversely affected by an increase in requirements that we post letters of credit in support of our insurance policies. On January 31, 2005, we entered into our New Credit Facility with Bank of America, N.A., as Agent, and certain other lenders. As of March 8, 2005, $10.9 million in borrowings and $20.8 million in letters of credit were outstanding. Available borrowings under the New Credit Facility as of that date were $19.1 million. The face amount of letters of credit we are required to post is expected to increase in the future. Increases in letters of credit outstanding will reduce our borrowing capacity under the New Credit Facility, thereby adversely affecting our liquidity.

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

     We require large amounts of diesel fuel to operate our tractors. Diesel fuel prices fluctuate greatly due to economic, political, and other factors beyond our control. For example, diesel fuel prices recently reached historically high levels ($2.21 average price per gallon in October 2004), with our cost averaging $1.76 per gallon for 2004, compared with $1.45 per gallon for 2003. To address fluctuations in fuel prices, we seek to impose fuel surcharges on our accounts. These arrangements will not fully protect us from fuel price increases. In addition, any shortage or interruption in the supply of fuel would negatively affect us. Accordingly, fluctuations in fuel prices, or a shortage of diesel fuel, could materially and adversely affect our results of operations. We base our fuel surcharge rates on the weekly national average price of diesel fuel. Because our operations are concentrated in the southwestern United States, there is some risk that the national average will not fully reflect regional fuel prices, particularly in California. Historically, we have not engaged in hedging transactions to protect us from fluctuations in fuel prices.

     We rely on transportation alliances with other LTL operators, and a breakdown of these alliances could adversely affect our revenues.

     In our regional LTL operations, we primarily pick up and deliver freight within our own operating regions. Freight originating outside our territory for delivery inside our territory is brought to us by several other trucking companies with which we have formed transportation alliances. In return, we deliver to them freight that originates in our territory for delivery in their territories. In 2004, transportation alliances generated approximately 9.9% of our revenue. These alliances subject us to certain risks, including:

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

     Our Chairman, Jerry Moyes, his family, and trusts for the benefit of his family own approximately 35.8% of our stock and have substantial control over us.

     Jerry Moyes and trusts for the benefit of his family beneficially own approximately 31.7% of our outstanding common stock. In addition, Mr. Moyes' brother and sister-in-law, Ronald and Krista Moyes, beneficially own approximately 4.1% of our outstanding common stock. Mr. Jerry Moyes, his family, and certain trusts for the benefit of his family are able to influence decisions requiring stockholder approval, including election of our board of directors, our management and policies, the adoption or extension of anti-takeover provisions, mergers, and other business combinations. This concentration of ownership may allow Mr. Jerry Moyes to prevent or delay a change of control of our company or an amendment to our certificate of incorporation or our bylaws. In matters requiring stockholder approval, Mr. Jerry Moyes' interests may differ from the interests of other holders of our common stock and he may take actions affecting us with which you may disagree.

     We engage in transactions with other businesses controlled by our officers and directors, and the interests of our officers and directors could conflict with the interests of our other stockholders.

     We engage in multiple transactions with related parties. These transactions include the lease of 29 active terminals and seven dormant terminals from Southwest Premier Properties, L.L.C. Southwest Premier is owned by some of our existing stockholders, including Jerry Moyes, our Chairman of the Board, Robert
V. Fasso, our Chief Executive Officer and Patrick J. Curry, our former Executive Vice President. These related party transactions also include the lease of two active terminals from Jerry Moyes, the lease of two terminals from Swift Transportation, the lease of independent contractor drivers and their tractors from Interstate Equipment Leasing, Inc., and freight transportation transactions with Swift Transportation and Central Refrigerated, companies for which Jerry Moyes serves as Chairman. As a result, our directors and executive officers may have interests that conflict with yours. Although we have adopted a policy requiring that all future transactions with affiliated parties be approved by our audit committee or another committee of disinterested directors, we cannot assure you that the policy will be successful in eliminating conflicts of interests.

     The loss of one or more of our five largest customers could significantly and adversely affect our cash flow, market share, and profits.

     In 2004, our largest customer, Dell Computer, accounted for approximately 5.2% of our total revenues, and our five largest customers accounted for approximately 15.5% of our total revenues. Our largest customers are under no firm obligation to ship with us and the contracts are generally terminable upon 30 or 60 days' notice. In addition, we have significant exposure to the retail sector and to the economies in Texas and California. If we lose one or more of our large customers, or if there is a decline in the amount of services those customers purchase from us, our cash flow, market share, and profits could be adversely affected.

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

     We are party to securities class action and derivative litigation which may be costly to defend and the outcome of which is uncertain.

     In June and July 2004, three stockholder class actions were filed against us and certain of our officers and directors. The class actions were filed in the United States District Court - Western District of Texas and generally allege that false and misleading statements were made in our initial public offering registration statement and prospectus, during the period surrounding our initial pubic offering, and up to the press release dated June 16, 2004. The class actions are in the initial phases and we intend to vigorously defend against the suits. On August 9 and 10, 2004, two purported derivative actions were filed against us, as nominal defendant, and against certain of our officers, directors, and former directors. These actions were filed in the District Court of McLennan County, Texas and generally allege breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment on the part of certain of our present and former officers and directors in the period between December 12, 2003 and August 2004. The purported derivative actions seek declaratory, injunctive, and other relief.

     We cannot provide any assurances as to the outcome of this litigation. Any conclusion of this litigation in a manner adverse to us could have a material adverse effect on our business, financial condition, and results of operations. In addition, the cost to us of defending the litigation, even if resolved in our favor, could be substantial. Such litigation could also divert the attention of our management and our resources in general. Uncertainties resulting from the initiation and continuation of this litigation also could harm our ability to compete in the marketplace.

     We operate in a highly regulated industry and increased costs of compliance with, or liability for violation of, existing or future regulations could have a materially adverse effect on our business.

     Our operations are regulated and licensed by various U.S. agencies. Our drivers also must comply with the safety and fitness regulations of the United States Department of Transportation, or DOT, including those relating to drug and alcohol testing and hours-of-service. Such matters as weight and equipment dimensions are also subject to U.S. regulations. We also may become subject to new or more restrictive regulations relating to fuel emissions, drivers' hours-of-service, ergonomics, or other matters affecting safety or operating methods. Future laws and regulations may be more stringent and require changes in our operating practices, influence the demand for transportation services, or require us to incur significant additional costs. Higher costs incurred by us or by our suppliers who pass the costs onto us through higher prices would adversely affect our results of operations.

     Beginning in 2004, motor carriers were required to comply with several changes to DOT hours-of-service requirements that may have a positive or negative effect on driver hours (and miles) and our operations. A citizens' advocacy group successfully petitioned the courts that the new rules were developed without driver health in mind. Pending further action by the courts or the effectiveness of new rules addressing these issues, Congress has enacted a law that extends the effectiveness of the new rules until September 30, 2005. We cannot predict whether there will be changes to the hours-of-service rules, the extent of any changes, or whether there will be further court challenges. Given this uncertainty, we are unable to determine the future effect of driver hour regulations on our operations. The DOT is also considering implementing higher safety requirements on trucks. These regulatory changes may have an adverse affect on our future profitability.

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

     Our market risk is also affected by changes in interest rates. Historically, we have used a combination of fixed rate and variable rate obligations to manage our interest rate exposure. Fixed rate obligations expose us to the risk that interest rates might fall. Variable rate obligations expose us to the risk that interest rates might rise. We did not have any interest rate swaps at December 31, 2004, although we may enter into such swaps in the future if we deem appropriate.

     Our variable rate obligations consist of our revolving line of credit and our accounts receivable securitization facility. Our revolving line of credit, provided there has been no default, carries a variable interest rate based on either the prime rate or LIBOR. Our securitization facility carries a variable interest rate based on the commercial paper rate. Assuming borrowings equal to the $12.7 million available on the securitization facility at December 31, 2004, a one percentage point increase in commercial paper rates would increase our annual interest expense by $127,000.

Item 8. Financial Statements and Supplementary Data

     Our audited consolidated balance sheets, statements of operations, cash flows, stockholders' equity and notes related thereto, are contained at Pages F-1 to F-26 of this report.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

     None.

Item 9A - Controls and Procedures

(a) Disclosures Control and Procedures

     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we performed an evaluation of the design and operation of our disclosure controls and procedures as of December 31, 2004, pursuant to Exchange Act Rules 13a-15 and 15d-15 of the Securities and Exchange Act of 1934. Based on that evaluation and because of the material weaknesses described in Item 9A(b) below, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2004, such disclosure controls and procedures were not effective. Due to these material weaknesses, the Company, in preparing its consolidated financial statements as of and for the year ended December 31, 2004, performed additional procedures relating to revenue, accounts receivable, inventory, and income taxes to ensure that the consolidated financial statements were stated fairly in all material respects in accordance with U.S. generally accepted accounting principles.

(b) Management's Report on Internal Control Over Financial Reporting

     Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2004, based on the framework in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation, management concluded that three deficiencies in our internal control over financial reporting as of December 31, 2004, constituted "material weaknesses" within the meaning of the Public Company Accounting Oversight Board's Auditing Standard No. 2. These material weaknesses as of December 31, 2004 are as follows:


The Company's policies and procedures were not sufficient to ensure that transactions processed through the Company's billing system resulted in accounting for and reporting of such transactions pursuant to the provisions of the respective customer contract. Specifically, the Company's billing process lacked controls to ensure the accuracy of entries to the billing system and to ensure that changes to customer contracts were reflected in the billing system accurately and timely. These deficiencies result in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements would not be prevented or detected.


The Company's procedures were not sufficient to ensure the accuracy of reported amounts for the Company's tire and spare parts inventories. Specifically, the Company did not reconcile, pursuant to its policy, physical counts of tire and spare parts inventories to the Company's year-end general ledger. As a result, errors in accounting for inventory were identified and corrected prior to issuance of the Company's 2004 consolidated financial statements. This deficiency results in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements would not be prevented or detected.


The Company did not maintain policies and procedures to ensure that the accounting for valuation allowances associated with deferred taxes was in accordance with U.S. generally accepted accounting principles. Specifically, management's procedures did not provide for an effective review of deferred tax asset amounts for purposes of evaluating realizability. As a result, a material error in the determination of the valuation allowances for deferred tax assets was identified and corrected prior to issuance of the Company's 2004 consolidated financial statements. This deficiency results in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements would not be prevented or detected.



     Because of the material weaknesses described above, our management has concluded that our internal controls over financial reporting were not effective as of December 31, 2004. KPMG LLP has issued an attestation report on our management's assessment of our internal control over financial reporting, which is included in Item 8.

(c) Changes in Internal Controls over Financial Reporting


     Since December 31, 2004, the Company has undertaken the following measures to remediate the material weaknesses in internal control over financial reporting discussed in 9A(b) above:

     Our rate auditor, who was hired in the fourth quarter of 2004, is being trained to effectively audit a representative sample of revenue transactions on a daily basis, in order to monitor the accuracy of billing entries being made to the Company's billing system. In addition, our pricing personnel are comparing changes in customer contracts and tariffs to the billing system in order to ensure such changes are being made timely and accurately.


     Physical inventories of tires and spare parts will be completed on a quarterly basis. The accounting department is implementing a control to reconcile physical counts of tires and spare parts to the general ledger on a quarterly basis.


     In the fourth quarter of 2004, we engaged a Big Four accounting firm to assist our management in ensuring the accuracy of the valuation allowance for deferred taxes. Despite such assistance, an error in the determination of the valuation allowance for deferred tax assets was identified and corrected prior to issuance of the Company's 2004 consolidated financial statements. In 2005, we developed a detailed analysis of our future utilization of deferred tax assets and liabilities to ensure the valuation allowance is properly stated in future periods.


     Other than the changes discussed above, there have been no changes to the Company's internal control over financial reporting that occurred since the beginning of the Company's fourth quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.



Item 9B. Other Information

     Not applicable.
                                    Part III

Item 10. Directors and Executive Officers of the Registrant

     We incorporate by reference the information contained under the headings "Proposal One - Election of Directors," "Corporate Governance - Board of Directors," "Corporate Governance - Committees of the Board of Directors - Audit Committee," "Corporate Governance - Executive Officers of the Company," "Corporate Governance - Code of Conduct and Ethics," and "Corporate Governance -
Section 16(a) Beneficial Ownership Reporting Compliance" from our definitive Proxy Statement to be delivered to our stockholders in connection with the 2005 Annual Meeting of Stockholders to be held May 3, 2005; provided, however, that the Report of the Audit Committee in such Proxy Statement is not incorporated by reference.

Item 11. Executive Compensation

     We incorporate by reference the information contained under the headings "Executive Compensation" and "Corporate Governance - Director Compensation" from our definitive Proxy Statement to be delivered to our stockholders in connection with the 2005 Annual Meeting of Stockholders to be held May 3, 2005; provided, however, that the Compensation Committee Report on Executive Compensation that appears under the heading "Executive Compensation" in such Proxy Statement is not incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The following table provides certain information, as of December 31, 2004, with respect our compensation plans and other arrangements under which shares of our Common Stock are authorized for issuance.

                      Equity Compensation Plan Information

                                                                                                Number of securities
                                                                                                 remaining eligible
                                               Number of securities                             for future issuance
                                                to be issued upon        Weighted average           under equity
                                                   exercise of           exercise price of       compensation plans
                                               outstanding options,     outstanding options    (excluding securities
                                               warrants and rights      warrants and rights          reflected
                                                                                                   in column (a))
               Plan category                           (a)                      (b)                     (c)
--------------------------------------------   --------------------     -------------------    ---------------------
Equity compensation plans                           1,328,868                 $4.00                  1,117,863
approved by security holders

Equity compensation plans not                               -                     -
approved by security holders                   --------------------     -------------------    ---------------------

Total                                               1,328,868                 $4.00                  1,117,863
                                               ====================     ===================    =====================

    We incorporate by reference the information contained under the heading "Security Ownership of Certain Beneficial Owners and Management" from our definitive Proxy Statement to be delivered to our stockholders in connection with the 2005 Annual Meeting of Stockholders to be held May 3, 2005.

Item 13. Certain Relationships and Related Transactions

     We incorporate by reference the information contained under the headings "Executive Compensation - Compensation Committee Interlocks and Insider Participation" and "Certain Relationships and Related Transactions" from our definitive Proxy Statement to be delivered to our stockholders in connection with the 2005 Annual Meeting of Stockholders to be held May 3, 2005.

Item 14. Principal Accountant Fees and Services

     We incorporate by reference the information contained under the heading "Principal Accountant Fees and Services" from our definitive Proxy Statement to be delivered to our stockholders in connection with the 2005 Annual Meeting of Stockholders to be held May 3, 2005.

                                     Part IV

Item 15. Exhibits, Financial Statements Schedules

(a) The following documents are filed as part of this report on Form 10-K at pages F-1 through F-26, below.

1.   Consolidated Financial Statements:

                  Central Freight Lines, Inc. and Subsidiaries
                  Reports of Independent Registered Public Accounting Firm Consolidated Balance Sheets as of December 31, 2004 and 2003 Consolidated Statements of Operations for the years ended
                   December 31, 2004, 2003, and 2002 Consolidated Statements of
                  Stockholders' Equity for the years ended December 31, 2004,
                   2003, and 2002

                  Consolidated Statements of Cash Flows for the years ended
                   December 31, 2004, 2003, and 2002 Notes to
                  Consolidated Financial Statements

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

(b)  Exhibits:

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

4.2       Bylaws  of  Central  Freight  Lines,   Inc.,  a  Nevada   corporation.
          (Incorporated  by  reference  to  Exhibit  3.2 to this  Report on Form
          10-K.)

10.1(a)+ Central Freight Lines, Inc. 401(k) Savings Plan. (Incorporated by reference to Exhibit 10.1(a) to the Company's Registration Statement on Form S-1 No. 333-109068.)

10.1(b)+ First Amendment to Central Freight Lines, Inc. 401(k) Savings Plan. (Incorporated by reference to Exhibit 10.1(b) to the Company's Registration Statement on Form S-1 No. 333-109068.)

10.2(a)+ Central Freight Lines, Inc. Incentive Stock Plan. (Incorporated by reference to Exhibit 10.2(a) to the Company's Registration Statement on Form S-1 No. 333-109068.)

10.2(b)+  Form of Stock  Option  Agreement.  (Incorporated  by  reference to
          Exhibit 10.2(b) to the Company's Registration Statement on Form S-1 No. 333-109068.)

10.3+ Form of Outside Director Stock Option Agreement. (Incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1 No. 333-109068.)

10.4(a) First Amended and Restated Revolving Credit Loan Agreement, dated July 28, 2004, by and between Central Freight Lines, Inc., a Texas corporation, and SunTrust Bank, a Georgia state banking corporation. (Incorporated by reference to Exhibit 10.4(a) to the Company's Report on Form 10-Q for the quarterly period ended July 3, 2004.)

10.4(b) Revolving Credit Note, dated July 28, 2004, by Central Freight Lines, Inc., a Texas corporation, in favor of SunTrust Bank, a Georgia state banking corporation. (Incorporated by reference to Exhibit 10.4(b) to the Company's Report on Form 10-Q for the quarterly period ended July 3, 2004.)

10.4(c)* First Amendment to First Amended and Restated Revolving Credit Loan Agreement, dated July 28, 2004, by and between Central Freight Lines, Inc., a Texas corporation, and SunTrust Bank, a Georgia state banking corporation.

10.5 Guaranty, dated July 28, 2004, by Central Freight Lines, Inc., a Nevada corporation, in favor of SunTrust Bank, a Georgia state banking corporation. (Incorporated by reference to Exhibit 10.5 to the Company's Report on Form 10-Q for the quarterly period ended July 3, 2004.)

10.6 Security Agreement, dated July 28, 2004, by and between Central Freight Lines, Inc., a Texas corporation and Suntrust Bank, a Georgia state banking corporation. (Incorporated by reference to Exhibit 10.6 to the Company's Report on Form 10-Q for the quarterly period ended July 3, 2004.)

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

10.10 Second Amended and Restated Master Lease Agreement -- Parcel Group A dated February 20, 2003 by and between Southwest Premier Properties, L.L.C., a Texas limited liability company, and Central Freight Lines, Inc., a Texas corporation. (Incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1 No. 333-109068.)

10.11 Second Amended and Restated Master Lease Agreement -- Parcel Group B dated February 20, 2003 by and between Southwest Premier Properties, L.L.C., a Texas limited liability company, and Central Freight Lines, Inc., a Texas corporation. (Incorporated by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-1 No. 333-109068.)

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

10.15+ Employment Agreement dated January 7, 2002, by and between Central Freight Lines, Inc., a Texas corporation, and Robert V. Fasso.
          (Incorporated   by  reference  to  Exhibit   10.15  to  the  Company's
          Registration Statement on Form S-1 No. 333-109068.)

10.16+ Employment Offer Letter to Doak D. Slay, dated December 23, 2002, by Central Freight Lines, Inc., as countersigned by Doak D. Slay.
          (Incorporated   by  reference  to  Exhibit   10.16  to  the  Company's
          Registration Statement on Form S-1 No. 333-109068.)

10.17+ Equity Advancement Letter to Doak D. Slay, dated July 9, 2003, by Central Freight Lines, Inc., as countersigned by Doak D. Slay and Denise D. Slay. (Incorporated by reference to Exhibit 10.17 to the Company's Registration Statement on Form S-1 No. 333-109068.)

10.18+ Employment Offer Letter to J. Mark Conard, dated August 16, 2003, by Central Freight Lines, Inc. (Incorporated by reference to Exhibit
          10.18 to the Company's Registration Statement on Form S-1 No. 333-109068.)

10.19+ Employment Offer Letter to Jeffrey A. Hale, dated June 7, 2002, by Central Freight Lines, Inc. (Incorporated by reference to Exhibit
          10.19 to the Company's Registration Statement on Form S-1 No. 333-109068.)

10.20+ Employment Separation Agreement and Release, dated as of February 21, 2002, to be effective as of March 9, 2002, by and between Central Freight Lines, Inc. and Joseph Gentry. (Incorporated by reference to
          Exhibit 10.20 to the Company's Registration Statement on Form S-1 No. 333-109068.)

10.21+    Consulting Agreement, dated February 20, 2002, by and between Joseph
          B. Gentry and  Central  Freight  Lines,  Inc.,  a Nevada  corporation.
          (Incorporated   by  reference  to  Exhibit   10.21  to  the  Company's
          Registration Statement on Form S-1 No. 333-109068.)

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

10.24*+ Employment Offer Letter to Walt Ainsworth, dated July 15, 2004, by Central Freight Lines, Inc.

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

* Filed herewith.
+ Management contract or compensatory plan or arrangement.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




Date:  March 31, 2005           By: /s/ Robert V. Fasso
                                ----------------------------------------------
                                Name:    Robert V. Fasso
                                Title:   Chief Executive Officer and President



     Signature and Title                                              Date



/s/ Robert V. Fasso                                               March 31, 2005
-------------------------------------------------
Robert V. Fasso
President, Chief Executive Officer;  and Director
(principal executive officer)


/s/ Jeffrey A. Hale                                               March 31, 2005
--------------------------------------------------
Jeffrey A. Hale
Senior Vice President and Chief Financial Officer
(principal financial and accounting officer)


Jerry Moyes                                                       March 31, 2005
--------------------------------------------------
Jerry Moyes
Chairman of the Board of Directors


/s/ J. C. Carruth                                                 March 31, 2005
--------------------------------------------------
J. C. Carruth
Director


/s/ John Breslow                                                  March 31, 2005
--------------------------------------------------
John Breslow
Director


/s/ Porter J. Hall                                                March 31, 2005
--------------------------------------------------
Porter J. Hall
Director


/s/ Gordan W. Winburne                                            March 31, 2005
--------------------------------------------------
Gordan W. Winburne
Director

                  Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Central Freight Lines, Inc.:

We  have  audited   Management's  Report  on  Internal  Control  Over  Financial
Reporting, appearing under item 9A(b), that Central Freight Lines, Inc. and subsidiaries (the Company) did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of the material weaknesses identified in management's assessment, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following three material weaknesses have been identified and included in management's assessment as of December 31, 2004:

The Company's policies and procedures were not sufficient to ensure that transactions processed through the Company's billing system resulted in accounting for and reporting of such transactions pursuant to the provisions of the respective customer contract. Specifically, the Company's billing process lacked controls to ensure the accuracy of entries to the billing system and to ensure that changes to customer contracts were reflected in the billing system accurately and timely. These deficiencies result in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements would not be prevented or detected.

The Company's procedures were not sufficient to ensure the accuracy of reported amounts for the Company's tire and spare parts inventories. Specifically, the Company did not reconcile, pursuant to its policy, physical counts of tire and spare parts inventories to the Company's year-end general ledger. As a result, errors in accounting for inventory were identified and corrected prior to issuance of the Company's 2004 consolidated financial statements. This deficiency results in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements would not be prevented or detected.

The Company did not maintain policies and procedures to ensure that the accounting for valuation allowances associated with deferred taxes was in accordance with U.S. generally accepted accounting principles. Specifically, management's procedures did not provide for an effective review of deferred tax asset amounts for purposes of evaluating realizability. As a result, a material error in the determination of the valuation allowances for deferred tax assets was identified and corrected prior to issuance of the Company-s 2004 consolidated financial statements. This deficiency results in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements would not be prevented or detected.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Central Freight Lines, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2004. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 consolidated financial statements, and this report does not affect our report dated March 30, 2005, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, management's assessment that Central Freight Lines, Inc. and subsidiaries did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Central Freight Lines, Inc. and subsidiaries have not maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

KPMG LLP
Dallas, Texas
March 30, 2005

                    Report of Independent Registered Public Accounting Firm


The Board of Directors and Stockholders
Central Freight Lines, Inc.:

     We have audited the accompanying consolidated balance sheets of Central Freight Lines, Inc. and subsidiaries (the Company) as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders-equity, and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company-s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.


     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Central Freight Lines, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

     As discussed in note 2 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, in 2002.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Central Freight Lines, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 30, 2005, expressed an unqualified opinion on management's assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting.




KPMG LLP
Dallas, Texas
March 30, 2005

                  CENTRAL FREIGHT LINES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2004 and 2003
                    (Dollars in thousands, except share data)


                          Assets                                                        2004                2003
                                                                                  ----------------    ----------------
Cash and cash equivalents                                                           $      2,144        $     37,269
Restricted cash                                                                           20,825                   -
Accounts receivable less allowance for doubtful accounts and revenue                      51,582              51,864
 Adjustments of $7,854 in 2004 and $5,353 in 2003
Other current assets                                                                       8,655               8,298
Deferred income taxes                                                                      6,689               4,588
                                                                                  ----------------    ----------------
                Total current assets                                                      89,895             102,019
Property and equipment, net                                                              135,274             114,693
Goodwill                                                                                   4,324               4,324
Other assets                                                                               7,761               2,113
                                                                                  ----------------    ----------------
                Total assets                                                        $    237,254        $     223,149
                                                                                  ================    ================

              Liabilities and stockholders' equity
Current maturities of long-term debt                                                $     10,958        $      6,375
Short-term notes payable                                                                  28,108                   -
Trade accounts payable                                                                    23,835              15,391
Payables for related party transportation services                                           988               1,020
Accrued expenses                                                                          23,050              25,728
                                                                                  ----------------    ----------------
                Total current liabilities                                                 86,939              48,514
Long-term debt, excluding current maturities                                              21,884              19,988
Related party financing                                                                   22,852              23,154
Deferred income taxes                                                                      8,375              15,633
Claims and insurance accruals                                                              9,646               7,422
                                                                                  ----------------    ----------------
                Total liabilities                                                        149,696             114,711
                                                                                  ----------------    ----------------


Commitments and contingencies(Notes 12 and 14)
Stockholders' equity:
 Preferred stock; $0.001 par value per share; 10,000,000 shares authorized; none
  issued or outstanding                                                                        -                   -
 Common Stock; $0.001 par value per share; 100,000,000 shares authorized,
  18,188,894 and 17,632,545 shares issued and outstanding as of
  December 31, 2004 and 2003                                                                  18                  17
Additional paid-in capital                                                               109,554             108,143
Unearned compensation                                                                       (266)              (822)
Retained earnings (accumulated deficit)                                                  (21,748)              1,100
                                                                                  ----------------    ----------------
                Total stockholders' equity                                                87,558             108,438
                                                                                  ----------------    ----------------
                Total liabilities and stockholders' equity                          $    237,254        $    223,149
                                                                                  ================    ================
See accompanying notes to consolidated financial statements.

                  CENTRAL FREIGHT LINES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  Years ended December 31, 2004, 2003 and 2002
                  (Dollars in thousands except per share data)

                                                                           2004           2003           2002
                                                                       ------------   ------------   ------------

Operating revenues                                                     $  386,601     $  389,696     $  371,445
                                                                       ------------   ------------   ------------
Operating expenses:
  Salaries, wages and benefits                                            222,230        205,393        209,302
  Purchased transportation                                                 42,152         38,113         28,806
  Purchased transportation - related parties                               14,571         18,582         21,106
  Operating and general supplies and expenses                              82,702         66,144         59,270
  Operating and general supplies and expenses - related parties               274             12            286
  Insurance and claims                                                     25,186         16,057         14,576
  Building and equipment rentals                                            4,297          3,181          3,241
  Building and equipment rentals - related parties                          1,795          1,903          1,779
  Depreciation and amortization                                            17,049         16,605         17,974
                                                                       ------------   ------------   ------------
      Total operating expenses                                            410,256        365,990        356,340
                                                                       ------------   ------------   ------------
  (Loss) income from operations                                           (23,655)        23,706         15,105
Other expense:
  Interest expense                                                         (1,469)        (3,547)        (4,916)
  Interest expense - related parties                                       (6,197)        (6,130)        (6,359)
                                                                       ------------   ------------   ------------
      (Loss) income from continuing operations before income taxes        (31,321)        14,029          3,830
Income taxes:
  Income tax benefit (expense)                                              8,473         (1,759)         1,412
  Income tax expense - conversion to C corporation                              -         (9,834)             -
                                                                       ------------   ------------   ------------
     (Loss) income from continuing operations                             (22,848)         2,436          5,242
Loss from discontinued operations                                               -         (8,341)             -
                                                                       ------------   ------------   ------------
      Net (loss) income                                                $  (22,848)    $   (5,905)     $   5,242
                                                                       ============   ============   ============
Pro forma C Corporation data (unaudited):
  Historical income from continuing operations before
   income taxes                                                        $        -     $   14,029 $        3,830
  Pro forma income tax expense                                                  -         (5,666)        (2,781)
                                                                       ------------   ------------   ------------
  Pro forma income from continuing operations                                   -          8,363          1,049
  Loss from discontinued operations                                             -         (8,341)             -
                                                                       ------------   ------------   ------------
  Pro forma net income                                                 $        -     $       22 $        1,049
                                                                       ============   ============   ============
  Net loss per share:
    Basic                                                              $    (1.27)    $        -     $        -
    Diluted                                                                 (1.27)             -              -
  Pro forma income (loss) per share:
  Basic:
    Income from continuing operations                                  $        -     $     0.75     $     0.10
    Loss from discontinued operations                                           -          (0.75)             -
    Net income                                                                  -              -           0.10
   Diluted:
    Income from continuing operations                                  $        -     $     0.69     $     0.09
    Loss from discontinued operations                                           -          (0.69)             -
    Net income                                                                  -              -           0.09
Weighted average outstanding shares (in thousands):
  Basic                                                                    17,971         11,163         10,868
  Diluted                                                                  17,971         12,103         11,548
See accompanying notes to consolidated financial statements.

                  CENTRAL FREIGHT LINES, INC. AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity
                  Years ended December 31, 2004, 2003, and 2002
                  (Dollars in thousands, except share data)

                                          Common stock
                                      ---------------------                         Notes receivable
                                      Shares, net of        Additional              from stockholder Retained              Total
                                         treasury            paid-in     Unearned        and         earnings Treasury stockholders'
                                          shares     Amount  capital   Compensation    affiliate   (Accumulated  stock     equity
                                                                                                     deficit)
                                      -------------- ------ ---------- ------------ ---------------- -------- -------- -------------

Balances at December 31, 2001            10,868,218  $  12  $  28,894  $         -  $        (6,688) $ 2,871  $(1,787) $    23,302
Issuance of common shares                    11,148      -          -            -                -        -        -            -
Purchase of treasury stock                  (11,148)     -          -            -                -        -     (300)        (300)
Retirement of treasury stock                      -     (1)    (2,086)           -                -        -    2,087            -
Advances to stockholder                           -      -          -            -           (1,300)       -        -       (1,300)
Non-cash contribution from stockholder            -      -      3,300            -                -        -        -        3,300
Net earnings                                      -      -          -            -                -    5,242        -        5,242
Stock option compensation                         -      -      1,189       (1,059)               -        -        -          130
                                      -------------- ------ ---------- ------------ ---------------- -------- -------- -------------
Balances at December 31, 2002            10,868,218  $  11     31,297       (1,059)          (7,988)   8,113        -       30,374
Exercise of stock options, including      1,064,327      1      3,088            -                -        -        -        3,089
non-cash tax benefit of $1,340
Non-cash contribution from stockholder            -      -        500            -                -        -        -          500
Proceeds from initial public offering     5,700,000      5     77,629            -                -        -        -       77,634
Distributions paid                                -      -          -            -                -   (6,139)       -       (6,139)
Payment from stockholder                          -      -        660            -            7,988        -        -        8,648
Net loss                                          -      -          -            -                -   (5,905)       -       (5,905)
Transfer of undistributed S corporation
deficit or "loss"                                 -      -     (5,031)           -                -    5,031        -            -
Stock option compensation                         -      -          -          237                -        -        -          237
                                      -------------- ------ ---------- ------------ ---------------- -------- -------- -------------
Balances at December 31, 2003            17,632,545  $  17    108,143         (822)               -    1,100        -      108,438
Exercise of stock options, including
non-cash tax benefit of $621                545,686      1      1,727            -                -        -        -        1,728
Issuance of common stock                     10,663      -         48            -                -        -        -           48
Net loss                                          -      -          -            -                -  (22,848)       -      (22,848)
Stock option compensation, net of
forfeitures                                       -      -       (364)          556               -        -        -          192
                                      -------------  ------ ---------- ------------ ---------------- -------- -------- -------------
Balances at December 31, 2004            18,188,894  $  18  $ 109,554  $      (266) $             - $(21,748) $     -  $    87,558
                                      ============== ====== ========== ============ ================ ======== ======== =============

See accompanying notes to consolidated financial statements.

                  CENTRAL FREIGHT LINES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                  Years ended December 31, 2004, 2003, and 2002
                             (Dollars in thousands)

                                                                         2004               2003              2002
                                                                     -------------     -------------      ------------
Cash flows from operating activities:
     Net (loss) income                                               $   (22,848)      $   (5,905)        $   5,242
     Adjustments to reconcile net (loss) income to
       net cash (used in) provided by operating activities:
         Bad debt expense                                                  1,669              876                82
         Non-cash interest expense - related parties                           -              500             3,300
         Equity in loss (income) of affiliate                                 21               (4)               (4)
         Loss on sale of subsidiary                                            -            8,341             1,256
         Depreciation and amortization                                    17,049           16,605            22,819
         Deferred income taxes                                            (8,738)           1,707               712
         Establishment of deferred taxes upon conversion to C
           corporation                                                         -            9,834                 -
         Decrease in unearned compensation                                   192              237               130
         Gain on curtailment of health plan                                    -           (7,799)                -
         Change in operating assets and liabilities, net
            of purchase accounting effects:
              Accounts receivable                                         (1,387)          (4,657)           (4,434)
              Accounts receivable - related parties                            -              651               449
              Other assets                                                (1,363)          (1,261)           (1,078)
              Trade accounts payable                                       8,444           (3,226)            8,332
              Trade accounts payable - related parties                       (32)            (690)             (670)
              Claims and insurance accruals                                4,314            2,010             1,601
              Accrued expenses and other liabilities                      (4,768)          (2,144)           (2,579)
                                                                     -------------     -------------      ------------
                  Net cash (used in) provided by operating                (7,447)          15,075            35,158
                     activities
                                                                     -------------     -------------      ------------
Cash flows from investing activities:
     Additions to property and equipment                                 (36,717)          (7,024)           (6,008)
     Proceeds from sale of property and equipment                          4,204            1,466             1,980
     Cash paid for disposition of subsidiary                                   -           (8,341)                -
     Cash paid for acquisition of businesses                              (9,273)               -            (2,606)
     Cash of subsidiary sold                                                   -                -            (1,197)
     Advances to stockholders and affiliates                                   -                -            (1,300)
     Repayment of advances to affiliate                                        -            8,648               367
                                                                     -------------     -------------      ------------
                  Net cash used in investing activities                  (41,786)          (5,251)           (8,764)
                                                                     -------------     -------------      ------------
Cash flows from financing activities:
     Restricted cash                                                     (20,825)               -                 -
     Proceeds from long-term debt                                         14,937           47,198           149,508
     Repayments of long-term debt                                         (8,459)        (100,347)         (168,072)
     Proceeds from securitization facility                                34,300                -                 -
     Repayments of securitization facility                                (7,000)               -                 -
     Exercise of stock options                                             1,107            1,749                 -
     Proceeds from issuance of common stock                                   48           77,634              (367)
     Purchase of treasury stock                                                -                -              (300)
     Distributions paid                                                        -           (6,139)                -
                                                                     -------------     -------------      ------------
                  Net cash provided by (used in) financing
                     activities                                           14,108           20,095           (19,231)
                                                                     -------------     -------------      ------------
                  Net increase (decrease) in cash                        (35,125)          29,919             7,163
Cash at beginning of year                                                 37,269            7,350               187
                                                                     -------------     -------------      ------------
Cash at end of year                                                  $     2,144       $   37,269          $  7,350
                                                                     =============     =============      ============
See accompanying notes to consolidated financial statements.

CENTRAL FREIGHT LINES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of dollars, except share and per share amounts)

(1)  Business of the Company

(a)  Basis of Presentation

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

(b)  Initial Public Offering of Common Stock

     On December 12, 2003, the Company completed an initial public offering (the "Offering") of 8,500,000 shares of common stock at $15 per share, of which 5,700,000 were sold by the Company and 2,800,000 were sold by certain of the Company's stockholders. The net proceeds to the Company from the sale of 5,700,000 shares of common stock, after deduction of associated expenses, were $77,634.

     On November 1, 2003 the Company converted from an S corporation to a C corporation for federal income tax purposes. Undistributed S Corporation loss (accumulated deficit) of $5,031 was transferred to additional paid-in capital.

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

CENTRAL FREIGHT LINES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -continued
(Thousands of dollars, except share and per share amounts)

     In the first quarter of 2002, the Company increased revenue equipment lives from three to seven years to five to 12 years. Prior to 2002, depreciation of property and equipment was calculated on the straight-line method over the estimated useful lives of three to seven years for revenue and service equipment, three to 20 years for structures and improvements and three to seven years for furniture and office equipment. If the Company had not changed the estimated useful lives of such property and equipment, additional depreciation expense of approximately $2,939 would have been recorded during the year ended December 31, 2002. Accordingly the change in estimate resulted in an increase in income from continuing operations of approximately $2,807 for the year ended December 31, 2002.

     Net gains (losses) on the  disposition of property and equipment were $595,
$446  and  ($1)  for  the  years  ended  December  31,  2004,   2003  and  2002,
respectively.

(e)  Impairment of Long-Lived Assets

     The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. There were no impairments during 2004, 2003 or 2002.

     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, on January 1, 2002. As of that date, goodwill is no longer amortized (prior to the adoption of SFAS No. 142, goodwill had been amortized on a straight-line basis over 15 years), but is tested annually, or more frequently if a triggering event occurs, for impairment using a fair value approach. Pursuant to SFAS No. 142, the Company has determined that, as of December 31, 2004 and 2003 there were no impairments to the carrying value of goodwill. The Company's market value has declined since December 31, 2004. As this is a triggering event, the Company will test for impairment in the first quarter of 2005.

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

     At December 31, 2004 and 2003, there was approximately $4,100 and $7,400 of services performed and not yet billed.

(g)  Income Taxes

     Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

     Significant management judgment is required in determining the provision for income taxes and in determining whether deferred tax assets will be realized in full or in part. Deferred tax assets and liabilities are measured using enacted tax rates that are expected to apply to taxable income in years in which the temporary differences are expected to be reversed. Under SFAS No. 109 and applicable interpretations, if all or some portion of specific deferred tax assets are determined not to be realizable, a valuation allowance must be established for the amount of such deferred tax assets. In 2004, the Company established a $4.9 million valuation allowance for deferred tax assets.

CENTRAL FREIGHT LINES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -continued
(Thousands of dollars, except share and per share amounts)

     On November 1, 2003, the Company converted from an S corporation to a C corporation for federal income tax purposes. Prior to November 1, 2003, the Company had elected S corporation status under which federal income tax attributes flow directly to the stockholders. Accordingly, the accompanying consolidated financial statements prior to November 1, 2003, do not include federal income taxes.

(h)  Credit Risk

     Financial   instruments   that   potentially   subject   the   Company   to
concentrations of credit risk consist primarily of trade receivables. Concentrations of credit risk with respect to trade receivables are limited due to the Company's large number of customers and the diverse range of industries which they represent. As of December 31, 2004 and 2003, the Company had no significant concentrations of credit risk.

CENTRAL FREIGHT LINES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -continued
(Thousands of dollars, except share and per share amounts)

(i)  Stock-Based Compensation

     The Company has a stock-based employee compensation plan, which is described more fully in note 8. The Company accounts for that plan under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, the Company records compensation expense only if the fair value of the underlying stock exceeds the exercise price on the date of grant. The following table illustrates the effect on net loss, net loss per share, adjusted pro forma net income (loss) and adjusted pro forma net income
(loss) per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, and as allowed by SFAS No. 148, Accounting for Stock-Based Compensation -- Transition and Disclosure, an Amendment of FASB No. 123, to stock-based employee compensation and had the Company been a C corporation in such years.

                                                                 2004          2003         2002
                                                              ------------  -----------  -----------
Net loss, as reported:                                        $   (22,848)
Add:
     Stock-based employee compensation expense included
     in reported net (loss), net of related tax effects               192
Deduct:
     Total stock-based employee compensation expense
     determined under fair value based method for all
     awards                                                          (511)
                                                              ------------
Pro forma net loss                                            $   (23,167)
                                                              ============
Net loss per share
  Basic
       As reported                                            $     (1.27)
       Pro forma                                                    (1.29)
  Diluted
       As reported                                                  (1.27)
        Pro forma                                                   (1.29)

Net (loss) income, as reported:                                             $   (5,905)  $    5,242
Add:
     Stock-based employee compensation expense included
     in reported net (loss) income, net of related tax effects                     237          130
Deduct:
     Total stock-based employee compensation expense
     determined under fair value based method for all
     awards, net of related tax effects                                           (395)      (1,284)
                                                                            -----------  ------------
Adjusted net (loss) income                                                      (6,063)       4,088
Pro forma federal income tax adjustment (unaudited)                              5,989       (4,609)
                                                                            -----------  ------------
Adjusted pro forma net loss (unaudited)                                     $      (74)  $     (521)
                                                                            ===========  ============
Adjusted pro forma net income (loss) per share (unaudited):
  Basic
       As reported                                                          $      0.00  $     0.10
       Pro forma                                                                  (0.01)      (0.05)
  Diluted
       As reported                                                                 0.00        0.09
       Pro forma                                                                  (0.01)      (0.05)

     In 2002, the Company granted options at an exercise price that was less than fair value, resulting in approximately $1,189 of compensation to employees which is being expensed over the vesting period of these

CENTRAL FREIGHT LINES, INC.
AND SUBSIDIARIES NOTES TO CONSOLDIATED FINANCIAL STATEMENTS -continued (Thousands of dollars, except share and per share amounts)

options. Compensation expense is calculated net of options that have been forfeited. Compensation expense of $192, $237 and $130 was recognized in 2004, 2003, and 2002.

(j)  Claims and Insurance Accruals

     Claims accruals represent the estimated costs to repair and replace damaged goods resulting from cargo claims. Insurance accruals reflect the estimated cost of claims for bodily injury and property damage, workers' compensation and employee health care not covered by insurance. These liabilities for self-insurance are accrued based on claims incurred and on estimates of both unasserted and unsettled claims which are assessed based on management's evaluation of the nature of the claims and the Company's past claims experience. The portion of the accrual classified as a current liability represents management's estimate of that portion of the claims that will be settled in the next twelve months. Total claims and insurance accruals were $25,081 and $20,767 at December 31, 2004 and 2003, respectively.

     While management believes that amounts included in the accompanying consolidated financial statements are adequate, such estimates may be more or less than the amounts ultimately paid when the claims are settled. The estimates are continually reviewed and any changes are reflected in current operations.

(k)  Allowance for Doubtful Accounts and Revenue Adjustments

     The Company establishes an allowance for doubtful accounts and an allowance for revenue adjustments to reduce its accounts receivable balance to an amount that it estimates is collectible from its customers. The allowance for doubtful accounts is estimated by management based on factors such as aging of the receivables and historical collection experience. At December 31, 2004 and 2003, the allowance for doubtful accounts was $3,567 and $2,452, respectively.

     The allowance for revenue adjustments is also established by management based on factors such as historical trends in actual adjustments to revenue. Revenue will be adjusted for various reasons, such as customer disputes, billing and rating errors, and weight and inspection corrections. At December 31, 2004 and 2003, the allowance for revenue adjustments was $4,287 and $2,901, respectively.

(l)  Loss per Share and Pro Forma Income (Loss) per Share

     Pro forma income (loss) per share has been calculated as if the Company were a C corporation for federal income tax purposes for years presented prior to 2004. Basic loss per share and pro forma basic income (loss) per share are calculated using the weighted average number of shares outstanding. The weighted average shares outstanding used in the calculation of diluted loss per share and pro forma diluted income (loss) per share include the dilutive effect of options to purchase common stock, calculated using the treasury stock method.

(m)  Recently Issued Accounting Standards

     In December 2004, the FASB revised SFAS No. 123, Share-Based Payment. This Statement is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement 123 as originally issued and EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other
Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. This Statement does not address the accounting for

CENTRAL FREIGHT LINES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -continued
(Thousands of dollars, except share and per share amounts)

employee share ownership plans, which are subject to AICPA Statement of Position 93-6, Employers' Accounting for Employee Stock Ownership Plans. The Company has not yet determined the method of adoption or the effect of adopting SFAS No. 123R, and the Company has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123.

(n)  Reclassifications

     Certain prior year amounts have been reclassified to conform with the current year's presentation.

(o)  Liquidity

     Although there can be no assurance, management believes cash from operations, borrowings available under the new credit facility, and other sources of liquidity will be sufficient to fund operations at least through the end of 2005. To the extent that actual results or events differ from management's financial projections or business plans, liquidity may be adversely affected and the Company may be unable to meet its financial covenants. Specifically, liquidity may be adversely affected by one or more of the following factors: weak freight demand or a loss in customer relationships or volume, success in executing management's turnaround steps , an ability to improve the collection of accounts receivable, elevated fuel prices and the ability to collect fuel surcharges, costs associated with insurance and claims, an inability to maintain compliance with, or negotiate amendments to, loan covenants, the ability to finance tractors and trailers, and the possibility of shortened payment terms by suppliers and vendors worried about the Company's ability to meet payment obligations.


CENTRAL FREIGHT LINES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -continued
(Thousands of dollars, except share and per share amounts)

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

          Assets acquired:
            Current assets..............................   $    26,511
            Property and equipment......................        57,271
            Other assets................................            55
                                                           -----------
               Total assets acquired....................        83,837
          Less:
            Notes payable to shareholder and affiliate..      (11,400)
            Liabilities assumed.........................      (69,104)
            Direct costs of the acquisition.............         (727)
                                                           -----------
               Cash consideration paid..................   $     2,606
                                                           ===========

CENTRAL FREIGHT LINES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -continued
(Thousands of dollars, except share and per share amounts)

     The following unaudited pro forma consolidated results of operations for fiscal 2002 assume the Central Refrigerated acquisition was completed on January 1, 2001:

                                     2002
                                  ---------
            Net loss.......       $(30,023)
            Loss per share:
            Basic..........          (2.76)
            Diluted........          (2.76)

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

            Earnings from discontinued operations..........   $  1,256
            Loss on disposal...............................     (1,256)
                                                              ---------
            Net earnings from discontinued operations....     $      -
                                                              =========

     Included  in  the  earnings   from   discontinued   operations  is  Central
Refrigerated depreciation expense of $4,845 for 2002.

     On October 28, 2003, the Company amended its agreement with Central Refrigerated and agreed to accelerate payment of approximately $8,341 originally due to Central Refrigerated upon closing of the Company's initial public offering. The $8,341 payment was made on October 28, 2003, and was recorded as an additional loss on disposal of Central Refrigerated.

     In March 2004, the Company expanded into the Pacific Northwest through the purchase of selected terminal network and rolling stock of Eastern Oregon Fast Freight ("EOFF"), a non-union LTL carrier that operated in the states of Oregon, Washington, and Idaho. The selected assets of EOFF were purchased for approximately $10.0 million, with the purchase price paid from cash reserves. The assets acquired were recorded at fair market value as determined by management based on information currently available and on assumptions as to future operations.

     Under the terms of the agreement, the Company paid approximately $7.0 million of the purchase price at closing, and an additional $2.2 million during 2004. The remaining $0.8 million is recorded on the consolidated balance sheet as short-term notes payable at December 31, 2004, and is expected to be paid prior to the end of our 2005 first quarter.

CENTRAL FREIGHT LINES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -continued
(Thousands of dollars, except share and per share amounts)

(4) Property and Equipment

     Property and equipment consist of the following at December 31, 2004 and 2003:

                                                               2004        2003
                                                         ----------- -----------
    Revenue and service equipment......................  $   177,141 $   153,345
    Land...............................................       14,937      12,343
    Structures and improvements........................       36,209      29,629
    Furniture and office equipment.....................        9,039       8,415
                                                         ----------- -----------
                                                             237,326     203,732
    Less accumulated depreciation and amortization.....      102,052      89,039
                                                         ----------- -----------
                                                         $   135,274 $   114,693
                                                         =========== ===========

     Revenue and service equipment includes assets under capitalized leases of $55,346 and $44,820 at December 31, 2004 and 2003, respectively, and related accumulated amortization of $20,518 and $16,486 at December 31, 2004 and 2003, respectively.

     In 2003, the Company closed certain terminals that were being financed by a related party (see note 6(c)). These assets, which consist of land and structures, are no longer in service and were classified as assets held for sale in the amounts of $504 and $857 as of December 31, 2004 and 2003, respectively, and are included in other assets in the accompanying consolidated balance sheets. During 2004 and 2003, $301 and $390, respectively, of these properties were sold and accounted for as a reduction of the related party financing.

     Also included in assets held for sale is a terminal, which is not financed by a related party, in Phoenix, Arizona, as well as terminals purchased in the EOFF transaction. The book value of these assets totaled $3,616 and $994, as of December 31, 2004 and 2003, respectively.

 (5) Accrued Expenses

     Current accrued expenses consist of the following at December 31, 2004, and 2003:

                                                         2004       2003
                                                     ---------- ----------
    Employee related compensation and benefits.....  $    5,703 $   11,751
    Claims and insurance accruals..................      15,435     13,345
    Other accrued expenses.........................       1,912        632
                                                     ---------- ----------
                                                     $   23,050 $   25,728
                                                     ========== ==========

(6)  Debt and Related Party Financing

(a)  Long-Term Debt

     Long-term debt consists of the following at December 31, 2004, and 2003:

                                                   2004       2003
                                                ---------  ---------
    Equipment notes payable..................   $       -  $    169
    Capital lease obligations (see note 12)..      32,842    26,194
                                                ---------  --------
                                                   32,842    26,363
    Less current portion.....................      10,958     6,375
                                                ---------  --------
                                                $  21,884  $ 19,988
                                                =========  ========

     The Company had a note agreement with a third party to acquire equipment for use in its operations. The balance of the note was $169 at December 31, 2003, and was paid in full in 2004 The note had a fixed interest rate of 8.75%.

CENTRAL FREIGHT LINES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -continued
(Thousands of dollars, except share and per share amounts)

(b)  Short-Term Notes Payable

     On April 30, 2002, the Company entered into a $40,000 revolving accounts receivable securitization facility (the Securitization Facility) that was set to expire on April 27, 2005. Under the Securitization Facility, the Company, on a revolving basis, sells its interests in its accounts receivable to Central Receivables, a wholly-owned, special purpose subsidiary. The assets and liabilities of Central Receivables are included in the accompanying consolidated financial statements of the Company. The Company can receive up to $40,000 of proceeds, subject to eligible receivables and will pay a service fee recorded as interest expense, as defined in the agreement. The Company pays commercial paper interest rates plus an applicable margin on the proceeds received. Interest is generally payable monthly. The Securitization Facility includes certain restrictions and financial covenants. The Company must pay a commitment fee equal to 0.35% per annum of 102% of the facility limit minus the aggregate principal balance, as well as an administrative fee equal to 0.15% per annum of the uncommitted balance. As of December 31, 2004 there were borrowings of $27,300, included in short term notes payable in the accompanying consolidated balance sheet, and at December 31, 2003, there were no borrowings outstanding under the Securitization Facility. As of December 31, 2004, the borrowing rate amounted to 2.73%.

     On July 28, 2004, the Company and SunTrust Bank entered into a $30,000 amended and restated revolving credit facility (the Amended and Restated Revolving Facility). On November 5, 2004, the Company executed a first amendment to the Amended and Restated Revolving Credit Facility. Under the first amendment to the Amended and Restated Revolving Facility, the Company can receive up to an aggregate of $30,000 of proceeds in the form of letters of credit, only. The Amended and Restated Revolving Facility accrues interest at a variable rate equal, at the Company's option, to either (a) the bank's prime lending rate minus an applicable margin, or (b) LIBOR plus an applicable margin. The applicable margins for both types of loans will vary depending on the Company's lease adjusted leverage ratio. Interest is payable in periods from one to three months at the option of the Company. The Amended and Restated Revolving Facility is collateralized by certain revenue equipment, and letters of credit that are issued are collateralized by cash collateral. The facility contains, among other things, certain financial and non-financial covenants, and was to mature on April 30, 2006. The Company must pay a commitment fee equal to 0.50% per annum on the daily unused Amended and Restated Revolving Facility as well as a letter of credit fee equal to 0.25% per annum on the average daily amount of the letters of credit. The Company must also cash collateralize its outstanding letters of credit. At December 31, 2004, the Company had restricted cash of $20,825 (funded by borrowings under the securitization facility), as reported on the Company's consolidated balance sheet related to these letters of credit. At December 31, 2004, the Company had letters of credit of $19,753 outstanding and $ 10,247 available under the Amended and Restated Revolving Facility.

     On January 31, 2005, the Company entered into the New Credit Facility with Bank of America, N.A., as Agent, and certain other lenders from time to time party to the New Credit Facility, in the aggregate principal amount of up to $70,000. The New Credit Facility replaces both the Amended and Restated Revolving Facility and the Securitization Facility. The New Credit Facility terminates on January 31, 2009. (See note 19)

     In  March  2004,   the  Company   acquired   certain  assets  of  EOFF  for
approximately $10,000 (See note 3). The remaining liability from this transaction at year end is $808 which is recorded on the accompanying consolidated balance sheet as short-term notes payable at December 31, 2004. The Company expects to finalize and settle this remaining liability in the first quarter of 2005.

(c)  Related-Party Financing

     In 1998, the Company entered into an agreement with Southwest Premier Properties, L.L.C., an entity controlled by the Company's principal stockholder, for the sale and leaseback of the land, structures and improvements of some of the Company's terminals. For financial accounting purposes, this transaction has

CENTRAL FREIGHT LINES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -continued
(Thousands of dollars, except share and per share amounts)

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

     Since the fair value of the properties sold and leased back has always equaled or exceeded the proceeds from the financing arrangement, the annual lease payments have been reflected as a cost of the financing and recorded as interest expense. During 2004, $301 of these properties were sold and accounted for as a reduction in the financing obligation and a reduction in property. The amount outstanding under the financing agreement was $22,852 and $23,154 at December 31, 2004 and 2003, respectively. If the Company exercises the fair value purchase option, the excess of the amount paid over the recorded financing obligation will be reflected as additional interest expense. If the fair value purchase option is not exercised at the end of the lease term, the excess of the recorded financing obligation over the net book value of the related properties will be reflected as a gain on the financing arrangement.

(d)  Aggregate Maturities

     Aggregate maturities of long-term debt, related party financing and capital lease obligations for each of the five years following December 31, 2004, and thereafter are as follows:

            Years ending December 31:
            2005........................  $    10,958
            2006........................        6,339
            2007........................        7,685
            2008........................        2,426
            2009........................        4,121
            Thereafter..................       24,165
                                          -----------
                                          $    55,694
                                          ===========
(7) Stockholders' Equity

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

     At December 31, 2004, there were 18,188,894 shares of common stock issued and outstanding. 5,700,000 newly issued shares of the Company were sold during the initial public offering in December 2003 along with 2,800,000 sold by selling stockholders.

     In December 2003, the authorized number of preferred shares was also increased from 5,000,000 to 10,000,000. No shares of preferred stock have been issued.

(8)  Stock-Based Compensation

     In 1997, the Company established an incentive stock plan that provides multiple alternatives to compensate eligible employees and nonemployee directors with Company common stock. Under the plan, the Company is authorized to award, in aggregate, options to purchase not more than 5,000,000 shares of its common stock. Grants to optionees of qualified stock options shall have a per share exercise price of no less than fair value of the underlying common stock on the date of grant. At December 31, 2004, there were 1,117,863 shares available for granting under the plan.

     The awards are issuable at the discretion of the board of directors. All option grants to date expire 10 years from the date of grant. Options granted under the plan to senior management (754,000 outstanding at December 31, 2004) generally vest 20% on the first anniversary of the date of grant and 20% on each subsequent anniversary until fully vested. On January 7, 2002, the Company granted 1,260,000 options at an exercise price of $1.35 to its newly hired CEO

CENTRAL FREIGHT LINES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -continued
(Thousands of dollars, except share and per share amounts)

as part of his employment agreement. These options vest 50% at grant date and 20% per year beginning January 7, 2003 (756,000 options were exercised in the fourth quarter of 2003). Options granted under the plan to upper management (282,146 outstanding at December 31, 2004) vest 20% on the fifth anniversary of the date of grant and 20% on each subsequent anniversary until fully vested. Termination of the employee for any reason other than death, disability or certain cases of retirement causes the unvested portion of the award to be forfeited.

     At December 31, 2004, there were 100,000 options outstanding granted to the Company's board of directors. 20,000 of these options vest ratably over a five year period beginning in July 2002. The remaining 80,000 of these options vest at 1,000 shares per board of directors meeting attended in person by the directors. This vesting began in December 2003. At December 31, 2004, options outstanding for all non-management employees and others totaled 192,722. These options generally vest 20% on the first anniversary of the date of grant and 20% on each subsequent anniversary until fully vested.

     Stock option activity during the years ended December 31, 2002, 2003, and 2004 is as follows:

                                                                 Weighted
                                                 Number of       Average
                                                  Shares      Exercise Price
            Balance at December 31, 2001.....    1,152,622      $  3.53
            Granted..........................    2,161,428         1.46
            Exercised........................            -            -
            Forfeited........................     (276,793)        4.50
                                                -----------
            Balance at December 31, 2002.....    3,037,257         1.96
                                                -----------
            Granted..........................      305,000         8.22
            Exercised........................   (1,064,327)        1.70
            Forfeited........................     (227,767)        1.79
                                                ----------
            Balance at December 31, 2003.....    2,050,163         3.05
                                                ----------
            Granted..........................      342,758         7.30
            Exercised........................     (545,686)        2.25
            Forfeited........................     (518,367)        4.25
                                                -----------
            Balance at December 31, 2004         1,328,868      $  4.00
                                                ===========

CENTRAL FREIGHT LINES, INC. AND SUBSIDIARIES
NOTES TO CONSOLDIATED FINANCIAL STATEMENTS -continued
(Thousands of dollars, except share and per share amounts)

     The fair value of options granted was estimated using the Black-Scholes option pricing model with the following assumptions for 2002, 2003, and 2004 grants to employees: risk-free interest rate of 6.51%, 4.75%, and 3.38%, respectively; 15%, 0%, and 6.9% expected volatility, respectively; an expected life of 10 years and a zero dividend yield. The fair values of options granted were as follows:

                                          Weighted Average
                                     -------------------------
                                                    Fair Value
                                     Exercise Price of Option
                                     -------------- ----------
            Granted during 2002....     $  1.46      $  2.56
            Granted during 2003....        8.22        11.27
            Granted during 2004....        7.30         4.43

     Options outstanding and exercisable are summarized as follows:

                                 December 31, 2004
    ---------------------------------------------------------------------------
                                             Weighted
                                             Average                 Weighted
                                Weighted     Remaining               Average
      Exercise     Options      Average     Contractual   Options    Exercise
        Price    Outstanding Exercise Price    Life     Exercisable   Price
     ----------- ----------- -------------- ----------- ----------- -----------
     $      1.35    704,000      $ 1.35         3.6        200,000    $ 1.35
      2.15--2.70    107,392        2.19         3.5         39,729      2.18
      5.77--5.86     45,000        5.79         8.2          6,000      5.78
            6.50     89,718        6.50         6.4         27,740      6.50
      7.35--7.80    322,758        7.39         9.6              -         -
           15.00     60,000       15.00         9.0         18,000     15.00
                    -------                                -------
                  1,328,868        4.00                    291,469      2.89
                  =========                                =======

CENTRAL FREIGHT LINES, INC. AND SUBSIDIARIES
NOTES TO CONSOLDIATED FINANCIAL STATEMENTS -continued
(Thousands of dollars, except share and per share amounts)

     At December 31, 2004, 2003, and 2002, options exercisable were 291,469, 559,054 and 1,353,998 respectively, and the weighted average exercise price of these options was $2.89, $2.39 and $2.04 respectively.

(9)  Income Taxes

     On November 1, 2003, the Company converted its federal income tax status from a subchapter S corporation to a C Corporation

     Prior to November 1, 2003, the Company had elected to be taxed as a subchapter S corporation for federal income tax purposes. Accordingly, the consolidated financial statements prior to November 1, 2003, did not include the effects of federal income taxes.

     The components of income tax (benefit) expense consists of the following for the years ended December 31:

                                                   Years Ended December 31,
                                              -------------------------------
                                                 2004        2003      2002
                                              ---------   ---------  --------
            Current -- Federal....            $      -    $   (110)  $(1,784)
            Deferred -Federal.....             (12,207)     10,867         -
            Current -- state......                 265         189      (340)
            Deferred -- state.....              (1,395)        647       712
            Deferred -- valuation allowance      4,864           -         -
                                              ---------   ---------  --------
                                              $ (8,473)   $ 11,593   $(1,412)
                                              =========   =========  ========

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2004, and 2003, are as follows:

                                                          2004       2003
                                                       ---------- ----------
    Deferred tax assets:
    Current:
     Accounts receivable and other current assets....  $    3,850 $    2,921
     Accrued expenses and other current liabilities..       5,169      3,871
     Other assets....................................           -      1,313
                                                       ---------- ----------
                                                            9,019      8,105
    Noncurrent:
     Lease obligations...............................      23,077     19,399
     Other liabilities...............................       3,762      2,917
     Net operating loss carryforward.................       9,390          -
                                                       ---------- ----------
                                                           36,229     22,316
     Less valuation allowance........................       4,864          -
                                                       ---------- ----------
    Total deferred tax assets... ....................      40,384     30,421
                                                       ---------- ----------
    Deferred tax liabilities:
    Current:
     Prepaid expenses................................      (1,360)    (1,317)
     Other liabilities...............................           -     (2,200)
                                                       ---------- ----------
                                                           (1,360)    (3,517)
    Noncurrent:
     Other assets ....................................       (205)       (67)
     Property and equipment due to differences in
     Depreciation and basis..........................     (40,505)   (37,882)
                                                       ---------- ----------
                                                          (40,710)   (37,949)
    Total deferred tax liabilities...................     (42,070)   (41,466)
                                                       ---------- ----------
    Net deferred tax liability                         $   (1,686)$  (11,045)
                                                       ========== ==========

CENTRAL FREIGHT LINES, INC. AND SUBSIDIARIES
NOTES TO CONSOLDIATED FINANCIAL STATEMENTS -continued
(Thousands of dollars, except share and per share amounts)

     At December 31, 2004, the Company has a federal net operating loss carryforward of approximately $24,258 available to reduce future taxable income. The net operating losses generated in 2003 and 2004 were $3,313 and $20,945, respectively, and expire in 2023 and 2024 if not utilized.

     Significant management judgment is required in determining the provision for income taxes and in determining whether deferred tax assets will be realized in full or in part. Deferred tax assets and liabilities are measured using enacted tax rates that are expected to apply to taxable income in years in which the temporary differences are expected to be reversed. Under SFAS No. 109 and applicable interpretations, if all or some portion of specific deferred tax assets are determined not to be realizable, a valuation allowance must be established for the amount of such deferred tax assets. In 2004, the Company established a $4.9 million valuation allowance for deferred tax assets.

     A reconciliation of the statutory federal income tax rate with our effective income tax rate from continuing operations is as follows:

                                                          2004        2003
                                                        --------- -----------
     Federal income tax at statutory rate (35%) .....   $(10,962) $   4,910
     Permanent  differences and other................        628        190
     State income tax ...............................     (1,253)       836
     Reversal of Contested Liability Trust..........      (1,750)         -
     Net change in valuation allowance...............      4,864          -
     Conversion from S to C Corp, net of deferred....          -      5,657
                                                       ---------- -------------
     Total income tax (benefit) expense..............   $ (8,473) $  11,593
                                                       ========== ============
     During 2004, the IRS disallowed certain tax deductions taken by the S corporation shareholders pursuant to a contested liability trust. As a result of the disallowance of such deductions, the C corporation's tax basis was increased resulting in a deferred tax benefit of $1,750.

(10) Employee Benefit Plans

     The Company maintains a defined contribution employee retirement plan, which includes a 401(k) option, under which employees are eligible to participate after they complete 90 days of service. Employees are eligible for Central matching contributions after one year of service. The Company's contributions to the plan each year are made at the discretion of the Company's board of directors. For the years ended December 31, 2004, 2003, and 2002, the Company's contributions to the plan, including matching 401(k) contributions, were $2,113, $2,199 and $2,282, respectively.

     The Company initiated an Employee Stock Purchase Plan ("the Plan") in August 2004 whose purpose is to allow qualified employees to acquire shares of the Company at a 10% discount to the closing market price as of the end of each calendar month. These shares are issued from authorized but unissued shares of the Company. The Plan qualifies as an Employee Stock Purchase Plan under Section 423 of the Internal Revenue Code of 1986, as amended. One million total shares have been authorized under the Plan. As of December 31, 2004, approximately eleven thousand shares have been issued. The Plan is administered and the shares held by Computershare Trust Company, Inc.

     The Company also sponsors a health plan that provides postretirement medical benefits to full-time employees who meet minimum age and service requirements. The plan is 100% contributory, with retiree contributions adjusted annually to cover all projected costs. The Company does not fund any of the retiree costs. The plan has no assets, and accordingly, no reconciliation of fair value of plan assets is provided.

CENTRAL FREIGHT LINES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -continued
(Thousands of dollars, except share and per share amounts)

     During 2003 the Company amended its health plan resulting in a reduction of benefits. The amendment to the plan eliminated any future post retirement benefit obligation. The Company reported a gain of $7,799 as a result of the amendment. The change in the benefit obligations and net benefit costs is as follows:

                                                         Years Ended
                                                         December 31,
                                                  -----------------------
                                                       2003       2003
                                                  ---------- ------------
     Change in benefit obligation:
      Benefit obligation at beginning of year..   $        - $    8,313
      Service cost.............................            -          -
      Interest cost............................            -          -
      Benefits paid............................            -     (2,212)
      Plan amendment...........................            -     (7,799)
      Participant contributions................            -      1,698
      Actuarial loss...........................            -          -
                                                  ---------- ----------
      Benefit obligation at end of year........            -          -
      Unrecognized plan amendment gain.........            -          -
                                                  ---------- ----------
      Accrued postretirement benefits..........   $        - $        -
                                                  ========== ==========

                                                             Years Ended
                                                             December 31,
                                                      --------------------------
                                                        2004     2003     2002
                                                      -------  -------  --------
Net benefit cost included the following components:
 Service cost........................................ $     -  $     -  $    36
 Interest cost.......................................       -        -      194
                                                      -------  -------  --------
                                                      $     -  $     -  $   230
                                                      =======  =======  ========

(11) Fair Value of Financial Instruments

     At December 31, 2004 and 2003, the carrying value of the Securitization Facility approximates fair value because amounts outstanding bear interest at current commercial paper rates. At December 31, 2004 and 2003, the fair value of the related party financing arrangement cannot be determined without incurring excessive costs due to the related party nature of the instrument. At December 31, 2004, and 2003, the carrying value of other long-term debt approximates fair value.

(12) Leases

     In 1998, the Company entered into agreements with its principal stockholder to lease the land and related improvements of two terminals. The leases are for 10 years, cancelable within one month's notice by either party, with a renewal option for an additional ten-year term. The annual lease payments over the initial term of the lease are $297. The leases have been accounted for as operating leases.

     In 1999, the Company entered into agreements to lease one terminal from Southwest Premier for 10 years with a renewal option for an additional 10 years. The annual lease payments over the initial term of the lease are $139. The lease has been accounted for as an operating lease.

     In 2001, the Company entered into agreements to lease two terminals from Southwest Premier for 76 and 77 months with a renewal option for an additional 10 years. The annual lease payments over the initial term of the leases are $445. These leases have been accounted for as operating leases.

     The Company leases various terminal and office facilities, tractors, trailers and other equipment under noncancelable operating leases. Rental expense was $6,092, $5,084 and $5,114 for the years ended December 31, 2004, 2003, and 2002, respectively. Included in these amounts are $1,795, $1,903, and $1,779 in 2004, 2003, and 2002, respectively, paid to affiliates of the Company for the rental of revenue and service equipment, terminals and office space.

CENTRAL FREIGHT LINES, INC. AND SUBSIDIARIES
NOTES TO CONSOLDIATED FINANCIAL STATEMENTS -continued
(Thousands of dollars, except share and per share amounts)

     Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) and capital leases at December 31, 2004 are:

                                              Capital  Operating
                                              Leases    Leases
                                             --------- ---------
     Year ending December 31:
      2005................................   $  12,205 $  5,266
      2006................................       7,240    4,398
      2007................................       7,965    3,262
      2008................................       2,585    2,393
      2009................................       4,263    1,443
     Thereafter                                  1,386    3,438
                                                ------ --------
      Total minimum lease payments.....         35,644 $ 20,200
                                                       ========
     Less amount representing interest.....      2,802
                                             ---------
                                             $  32,842
                                             =========

13) Cash Flow Information

     Short-term interest-bearing instruments with maturities of three months or less at the date of purchase are considered cash equivalents.

     During 2004, 2003, and 2002, the Company paid cash for interest of $7,892, $9,852, and $7,815, respectively.

     During 2004, 2003, and 2002, the Company paid cash for income taxes of $311, $132, and $31, respectively.

     During 2004, 2003, and 2002, the Company leased certain equipment under capital leases in the amount of $14,938, $5,672, and $2,680, respectively.

     During 2004 and 2003, the Company had non-cash reduction of properties held for sale of $301 and $390, respectively, , which were accounted for as a reduction of the related party financing.

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

     In June and July 2004, three stockholder class actions were filed against the Company and certain officers and directors. The class actions were filed in the United States District Court - Western District of Texas and generally allege that false and misleading statements were made in the initial public offering registration statement and prospectus, during the period surrounding the initial pubic offering and up to the press release dated June 16, 2004. The class actions are in the initial phases. The Company does not believe there is any factual or legal basis for the allegations and the Company intends to vigorously defend against the suits. The Company has informed its insurance carrier and has retained outside counsel to assist in the Company's defense. Prior to December 12, 2004, the Company maintained a $5.0 million directors' and officers' insurance policy with a $350,000 deductible. On December 12, 2004, the Company increased its directors' and officers' insurance coverage. The Company currently maintains a $15 million directors' and officers' insurance policy with a $350,000 deductible. In the 2004 third quarter, in connection with this litigation, the Company recorded an expense of $350,000, representing the full deductible amount under its current directors' and officers' insurance policy.

CENTRAL FREIGHT LINES, INC. AND SUBSIDIARIES
NOTES TO CONSOLDIATED FINANCIAL STATEMENTS -continued
(Thousands of dollars, except share and per share amounts)

     On August 9 and 10, 2004, two purported derivative actions were filed against the Company, as nominal defendant, and against certain of our officers, directors, and former directors. These actions were filed in the District Court of McLennan County, Texas and generally allege breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment on the part of certain of the Company's present and former officers and directors in the period between December 12, 2003 and August 2004. The purported derivative actions seek declaratory, injunctive, and other relief.

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

(15) Related-Party Transactions

     At December 31, 2002, the Company had approximately $7,988 of outstanding advances to its principal stockholder, including $3,400 of notes receivable bearing interest at a rate of 4.10%. There is also an uncollateralized note agreement in the amount of $4,500 with a stated interest rate of 9.0%. These notes have been reflected as a reduction of stockholders' equity. These notes, along with $660 of unaccrued interest, were paid off in 2003.

     During the years ended December 31, 2004, 2003, and 2002, the Company incurred approximately $14,571, $18,582, and $21,106, respectively, for transportation services provided by companies for which the Company's principal stockholder is the Chairman. At December 31, 2004, and 2003, the Company had payables of $988 and $1,020, respectively, for these transportation services.

     During the years ended December 31, 2004, 2003, and 2002, the Company incurred $274, $12 and $286, respectively, to an entity owned by a stockholder of the Company for legal services. The Company also paid $525 for legal services in 2003, which are related to the initial public offering and accounted for as a reduction of proceeds.

     During the years ended December 31, 2003 and 2002, the Company had tire sales of approximately $962 and $3,330, respectively, to an affiliate. In 2004, the Company did not have any transactions of this nature.

     See also notes 3, 6, 7, and 12 for additional disclosures regarding related party transactions.

CENTRAL FREIGHT LINES, INC. AND SUBSIDIARIES
NOTES TO CONSOLDIATED FINANCIAL STATEMENTS -continued
(Thousands of dollars, except share and per share amounts)

(16) Loss per Share and Pro Forma Income (Loss) Per Share

     The calculation for loss per share and pro forma income (loss) per share was calculated as shown below.
                                            2004         2003       2002
                                         ---------   ---------- ----------
Net income (loss):
 Net (loss) income................       $ (22,848)  $  (5,905) $    5,242
 Pro forma federal tax adjustment
(unaudited)                                      -      14,268      (4,193)
                                         =========   ---------- ----------
 Pro forma net income (loss) from
  continuing operations (unaudited)              -       8,363       1,049
 Loss from discontinued operations               -      (8,341)          -
                                                     ---------- ----------
 Pro forma net income (unaudited)        $       -    $      22 $    1,049
                                                     ========== ==========
Shares:
 Basic shares (weighted-average shares
  outstanding)..................        17,970,595   11,162,814 10,868,218
 Stock options..................                 -      935,124    654,348
 Other..........................                 -        4,796     25,004
                                       -----------   ---------- ----------
 Diluted shares.................        17,970,595   12,102,734 11,547,570
                                        ==========   ========== ==========
 Net loss per share:
    Basic                                $   (1.27)           -          -
    Diluted                              $   (1.27)           -          -

Pro forma basic income per share
  (unaudited)...................                 -    $    0.00 $     0.10
Pro forma diluted income per share
 (unaudited)....................         $       -    $    0.00 $     0.09

     For the year ended December 31, 2002 and 2004, the Company had 245,295 and 1,328,868 stock options that were anti-dilutive, respectively. There were no anti-dilutive options in 2003.. As a result, the assumed shares under the treasury stock method related to anti-dilutive options have been excluded from the calculation of diluted income (loss) per share.

(17) Pro Forma C Corporation Data (unaudited)

     On November 1, 2003, the Company converted from an S corporation to a C corporation for federal income tax purposes. The unaudited pro forma C corporation data for the years ended December 31, 2003 and 2002 are based on the historical consolidated statements of operations and give effect to pro forma income taxes as if the Company were a C corporation for the entire duration of all years presented.

CENTRAL FREIGHT LINES, INC. AND SUBSIDIARIES
NOTES TO CONSOLDIATED FINANCIAL STATEMENTS -continued
(Thousands of dollars, except share and per share amounts)

(18) Valuation and Qualifying Accounts

                                      Balance at Charged to           Balance at
                                      Beginning  Costs and     Net      End of
                                       of Year    Expenses  Writeoffs   Year
                                      ---------- ---------- --------- ---------
 Allowance for doubtful accounts
  Year ended December 31, 2004....... $   2,452  $   1,669        554 $  3,567
  Year ended December 31, 2003.......     2,294        876        718    2,452
  Year ended December 31, 2002.......     3,591         82      1,379    2,294
 Allowance for revenue adjustments
  Year ended December 31, 2004....... $   2,901  $  11,355 $    9,969 $  4,287
  Year ended December 31, 2003.......     2,850     12,356     12,305    2,901
  Year ended December 31, 2002.......     3,112     13,692     13,954    2,850


                                      Balance at Charged to           Balance at
                                      Beginning  Costs and    Claims    End of
                                        of Year   Expenses     Paid      Year
                                      ---------- ---------- --------- ---------
 Cargo claims accruals
  Year ended December 31, 2004......  $   3,788  $  19,423  $  17,754 $  5,457
  Year ended December 31, 2003......      4,039     10,326     10,577    3,788
  Year ended December 31, 2002......      4,023     10,793     10,777    4,039
 Insurance accruals
  Year ended December 31, 2004......  $  16,979  $  32,781  $  30,136 $ 19,624
  Year ended December 31, 2003......     14,717     28,949     26,687   16,979
  Year ended December 31, 2002......     15,532     26,632     27,447   14,717

(19) Subsequent Event

     On January 31, 2005, the Company entered into the New Credit Facility with Bank of America, N.A., as Agent, and certain other lenders from time to time party to the New Credit Facility, in the aggregate principal amount of up to $70,000. The New Credit Facility replaces both the Amended and Restated Revolving Facility and the Securitization Facility. The New Credit Facility terminates on January 31, 2009.

     Subject to the terms of the New Credit Facility, the maximum revolving borrowing limit under the New Credit Facility is the lesser of (a) $70,000, or
(b) 85% of the Company's eligible accounts receivable, plus 85% of the net orderly liquidation value of the Company's eligible rolling stock owned as of January 31, 2005, plus 85% of the cost of eligible rolling stock acquired by Borrower after January 31, 2005. Letters of Credit under the New Credit Facility are subject to a sub-limit of $40,000 .

     Borrowings under the New Credit Facility bear interest at the base rate, as defined, plus an applicable margin of 0.00% to 1.00%, or LIBOR plus an applicable margin of 1.50% to 2.75%, based on the average quarterly availability under the New Credit Facility. Letters of credit under the New Credit Facility are subject to an applicable letter of credit margin of 1.25% to 2.50%, based on the average quarterly availability under the New Credit Facility. The New Credit Facility also prescribes additional fees for letter of credit transactions, and an unused line fee of 0.25% to 0.375%, based on aggregate amounts outstanding.

     The New Credit Facility is collateralized by substantially all of the Company's assets, other than certain revenue equipment and real estate that is (or may in the future become) subject to other financing.

     The New Credit Facility contains certain restrictions and covenants relating to, among other things, fixed charge coverage ratio, cash flow, capital expenditures, acquisitions and dispositions, sale-leaseback transactions, additional indebtedness, additional liens, dividends and distributions, investment transactions, and transactions with affiliates. The New Credit

CENTRAL FREIGHT LINES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -continued
(Thousands of dollars, except share and per share amounts)

Facility includes usual and customary events of default for a facility of this nature and provides that, upon the occurrence and continuation of an event of default, payment of all amounts payable under the New Credit Facility may be accelerated, and the lenders' commitments may be terminated.

                                  EXHIBIT INDEX

Number           Description

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

4.2       Bylaws  of  Central  Freight  Lines,   Inc.,  a  Nevada   corporation.
          (Incorporated  by  reference  to  Exhibit  3.2 to this  Report on Form
          10-K.)

10.1(a)+ Central Freight Lines, Inc. 401(k) Savings Plan. (Incorporated by reference to Exhibit 10.1(a) to the Company's Registration Statement on Form S-1 No. 333-109068.)

10.1(b)+ First Amendment to Central Freight Lines, Inc. 401(k) Savings Plan. (Incorporated by reference to Exhibit 10.1(b) to the Company's Registration Statement on Form S-1 No. 333-109068.)

10.2(a)+ Central Freight Lines, Inc. Incentive Stock Plan. (Incorporated by reference to Exhibit 10.2(a) to the Company's Registration Statement on Form S-1 No. 333-109068.)

10.2(b)+  Form of Stock  Option  Agreement.  (Incorporated  by  reference to
          Exhibit 10.2(b) to the Company's Registration Statement on Form S-1 No. 333-109068.)

10.3+ Form of Outside Director Stock Option Agreement. (Incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1 No. 333-109068.)

10.4(a) First Amended and Restated Revolving Credit Loan Agreement, dated July 28, 2004, by and between Central Freight Lines, Inc., a Texas corporation, and SunTrust Bank, a Georgia state banking corporation. (Incorporated by reference to Exhibit 10.4(a) to the Company's Report on Form 10-Q for the quarterly period ended July 3, 2004.)

10.4(b) Revolving Credit Note, dated July 28, 2004, by Central Freight Lines, Inc., a Texas corporation, in favor of SunTrust Bank, a Georgia state banking corporation. (Incorporated by reference to Exhibit 10.4(b) to the Company's Report on Form 10-Q for the quarterly period ended July 3, 2004.)

10.4(c)* First Amendment to First Amended and Restated Revolving Credit Loan Agreement, dated July 28, 2004, by and between Central Freight Lines, Inc., a Texas corporation, and SunTrust Bank, a Georgia state banking corporation.

10.5 Guaranty, dated July 28, 2004, by Central Freight Lines, Inc., a Nevada corporation, in favor of SunTrust Bank, a Georgia state banking corporation. (Incorporated by reference to Exhibit 10.5 to the Company's Report on Form 10-Q for the quarterly period ended July 3, 2004.)

10.6 Security Agreement, dated July 28, 2004, by and between Central Freight Lines, Inc., a Texas corporation and Suntrust Bank, a Georgia state banking corporation. (Incorporated by reference to Exhibit 10.6 to the Company's Report on Form 10-Q for the quarterly period ended July 3, 2004.)

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

10.10 Second Amended and Restated Master Lease Agreement -- Parcel Group A dated February 20, 2003 by and between Southwest Premier Properties, L.L.C., a Texas limited liability company, and Central Freight Lines, Inc., a Texas corporation. (Incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1 No. 333-109068.)

10.11 Second Amended and Restated Master Lease Agreement -- Parcel Group B dated February 20, 2003 by and between Southwest Premier Properties, L.L.C., a Texas limited liability company, and Central Freight Lines, Inc., a Texas corporation. (Incorporated by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-1 No. 333-109068.)

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

10.15+ Employment Agreement dated January 7, 2002, by and between Central Freight Lines, Inc., a Texas corporation, and Robert V. Fasso.
          (Incorporated   by  reference  to  Exhibit   10.15  to  the  Company's
          Registration Statement on Form S-1 No. 333-109068.)

10.16+ Employment Offer Letter to Doak D. Slay, dated December 23, 2002, by Central Freight Lines, Inc., as countersigned by Doak D. Slay.
          (Incorporated   by  reference  to  Exhibit   10.16  to  the  Company's
          Registration Statement on Form S-1 No. 333-109068.)

10.17+ Equity Advancement Letter to Doak D. Slay, dated July 9, 2003, by Central Freight Lines, Inc., as countersigned by Doak D. Slay and Denise D. Slay. (Incorporated by reference to Exhibit 10.17 to the Company's Registration Statement on Form S-1 No. 333-109068.)

10.18+ Employment Offer Letter to J. Mark Conard, dated August 16, 2003, by Central Freight Lines, Inc. (Incorporated by reference to Exhibit
          10.18 to the Company's Registration Statement on Form S-1 No. 333-109068.)

10.19+ Employment Offer Letter to Jeffrey A. Hale, dated June 7, 2002, by Central Freight Lines, Inc. (Incorporated by reference to Exhibit
          10.19 to the Company's Registration Statement on Form S-1 No. 333-109068.)

10.20+ Employment Separation Agreement and Release, dated as of February 21, 2002, to be effective as of March 9, 2002, by and between Central Freight Lines, Inc. and Joseph Gentry. (Incorporated by reference to
          Exhibit 10.20 to the Company's Registration Statement on Form S-1 No. 333-109068.)

10.21+    Consulting Agreement, dated February 20, 2002, by and between Joseph
          B. Gentry and  Central  Freight  Lines,  Inc.,  a Nevada  corporation.
          (Incorporated   by  reference  to  Exhibit   10.21  to  the  Company's
          Registration Statement on Form S-1 No. 333-109068.)

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

10.24*+ Employment Offer Letter to Walt Ainsworth, dated July 15, 2004, by Central Freight Lines, Inc.

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

*  Filed herewith.
+ Management contract or compensatory plan or arrangement.

                                                                EXHIBIT 21.1

                         Subsidiaries of the Registrant

                                                   State or Jurisdiction of
    Name of Subsidiary                          Incorporation or Organization
    ------------------                          -----------------------------
    Central Freight Lines, Inc.                 Texas

    Central Receivables, Inc.                   Nevada

                                                                EXHIBIT 23.1


                 Consent of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Central Freight Lines, Inc.:

     We consent to the incorporation by reference in the registration statements on Form S-8 ( File Nos. 333-111795, 333-114721 and 333-118032) of Central
Freight Lines, Inc. and subsidiaries (the Company) of our reports dated March 30, 2005, with respect to the consolidated balance sheets of Central Freight Lines, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2004, management's assessment of the effectiveness of internal control over financial reporting as of December 31, 2004, and the effectiveness of internal control over financial reporting as of December 31, 2004, which reports appear in the December 31, 2004, annual report on Form 10-K of Central Freight Lines, Inc. Our report on the consolidated financial statements refers to a change in the method of accounting for goodwill and other intangible assets in 2002.

     Our report dated March 30, 2005, on management's assessment of the effectiveness of internal control over financial reporting and the effectiveness of internal control over financial reporting as of December 31, 2004, expresses our opinion that the Company did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of material weaknesses on the achievement of the objectives of the control criteria and contains an explanatory paragraph that states that the following material weaknesses have been identified and included in management's assessment as of December 31, 2004:


The Company's policies and procedures were not sufficient to ensure that transactions processed through the Company's billing system resulted in accounting for and reporting of such transactions pursuant to the provisions of the respective customer contract. Specifically, the Company's billing process lacked controls to ensure the accuracy of entries to the billing system and to ensure that changes to customer contracts were reflected in the billing system accurately and timely. These deficiencies result in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements would not be prevented or detected.


The Company's procedures were not sufficient to ensure the accuracy of reported amounts for the Company's tire and spare parts inventories. Specifically, the Company did not reconcile, pursuant to its policy, physical counts of tire and spare parts inventories to the Company's year-end general ledger. As a result, errors in accounting for inventory were identified and corrected prior to issuance of the Company's 2004 consolidated financial statements. This deficiency results in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements would not be prevented or detected.


The Company did not maintain policies and procedures to ensure that the accounting for valuation allowances associated with deferred taxes was in accordance with U.S. generally accepted accounting principles. Specifically, management's procedures did not provide for an effective review of deferred tax asset amounts for purposes of evaluating realizability. As a result, a material error in the determination of the valuation allowances for deferred tax assets was identified and corrected prior to issuance of the Company's 2004 consolidated financial statements. This deficiency results in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements would not be prevented or detected.

     In light of this information, management is unable to conclude that as of December 31, 2004, its internal controls over financial reporting are effective.

KPMG LLP

Dallas, Texas
March 30, 2005

                                                                Exhibit 31.1
                                  CERTIFICATION

I, Robert V. Fasso, certify that:

     1. I have reviewed this annual report on Form 10-K of Central Freight Lines, Inc.;

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

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

          (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

          (b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

          (c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

          (d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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


Date:    March 30, 2005

                                       /s/ Robert V. Fasso
                                       --------------------------------
                                       Robert V. Fasso
                                       Chief Executive Officer

                                                                Exhibit 31.2
                                  CERTIFICATION

I,   Jeffrey A. Hale, certify that:

     1. I have reviewed this annual report on Form 10-K of Central Freight Lines, Inc.;

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

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

          (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

          (b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

          (c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

          (d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

Date:    March 30, 2005

                                       /s/ Jeffrey A. Hale
                                       -------------------------------
                                       Jeffrey A. Hale
                                       Chief Financial Officer

                                                                Exhibit 32.1


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Annual Report of Central Freight Lines, Inc. (the "Company") on Form 10-K for the period ended December 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert V. Fasso, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                                       /s/ Robert V. Fasso
                                       --------------------------------
                                       Robert V. Fasso
                                       Chief Executive Officer
                                       March 30, 2005

                                                                Exhibit 32.2


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Annual Report of Central Freight Lines, Inc. (the "Company") on Form 10-K for the period ended December 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jeffrey A. Hale, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                                       /s/Jeffrey A. Hale
                                       --------------------------------
                                       Jeffrey A. Hale
                                       Chief Financial Officer
                                       March 30, 2005