Form 10-Q
period 2005-04-02
CENTRAL FREIGHT LINES INC
filed 2005-05-12
CIK 1085636

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                     Form 10-Q

     /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                  For the quarterly period ended April 2, 2005

                                     or
    / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

       For the transition period from ________________ to ________________.

                    Commission file number 000-50485
                       Central Freight Lines, Inc.
             (Exact name of registrant as specified in its charter)

    Nevada                                 74-2914331

(          State or other jurisdiction of        (I.R.S. Employer
       incorporation or organization)          Identification No.)

                  5601 West Waco Drive, Waco, TX 76710
              (Address of principal executive offices) (Zip Code)

              (Registrants telephone number, including area code)
                               (254) 741-5305


                              Not applicable

          (Former name or former address, if changed since the last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. X Yes No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)
X Yes No

The number of shares of common stock outstanding at May 12, 2005 was 18,204,444.

                           Central Freight Lines, Inc.
                                    Form 10-Q
                        Three months ended April 2, 2005




                              Table of Contents

                                                                                   Page Number

Part I. Financial Information

Item 1. Financial Statements

    Consolidated Balance Sheets as of April 2, 2005 (unaudited) and
    December 31, 2004                                                                        1

    Consolidated Statements of Operations (unaudited) for the Three months
    ended April 2, 2005 and April 3, 2004                                                    2

    Consolidated Statements of Cash Flows (unaudited) for the Three months
    ended April 2, 2005 and April 3, 2004                                                    3

    Notes to Consolidated Financial Statements (Unaudited)                                   4

Item 2. Managements Discussion and Analysis of Financial
        Condition and Results of Operations                                                 12

Item 3. Quantitative and Qualitative Disclosures about Market Risk                          22

Item 4. Controls and Procedures                                                             23

Part II. Other Information                                                                  24

Item 1. Legal Proceedings                                                                   24

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds                         24


Item 3. Defaults Upon Senior Securities                                                     24

Item 4. Submission of Matters to a Vote of Security Holders.                              24

Item.5. Other Information                                                                   24

Item 6. Exhibits                                                                            25

Signatures                                                                                  26

















                                            PART I  FINANCIAL INFORMATION



Item 1.  Financial Statements

                  CENTRAL FREIGHT LINES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      April 2, 2005 and December 31, 2004
                      (In thousands, except share data)

                                                                                    2005
                 Assets                                                         (Unaudited)            2004
                                                                             ------------------  -----------------
Cash and cash equivalents                                                     $     1,202         $     2,144
Restricted cash                                                                                        20,825
Accounts receivable less allowance for doubtful accounts and revenue
   adjustments of $8,801 in 2005 and $7,854 in 2004                                53,042              51,582
Other current assets                                                               11,337               8,655
Deferred income taxes                                                               8,959               6,689
                                                                             ------------------  -----------------
        Total current assets                                                       74,540              89,895
Property and equipment, net                                                       131,198             135,274
Goodwill                                                                            4,324               4,324
Other assets                                                                        8,994               7,761
                                                                             ------------------  -----------------
        Total assets                                                          $   219,056         $    237,254
                                                                             ==================  =================

              Liabilities and stockholders' equity
Liabilities:

Current maturities of long-term debt                                          $     10,538        $     10,958
Short-term notes payable                                                            14,337              28,108
Trade accounts payable                                                              18,463              23,835
Payables for related party transportation services                                   1,537                 988
Accrued expenses                                                                    29,799              23,050
                                                                             ------------------  -----------------
        Total current liabilities                                                   74,674              86,939
Long-term debt, excluding current maturities                                        20,869              21,884
Related party financing                                                             22,852              22,852
Deferred income taxes                                                               10,645               8,375
Claims and insurance accruals                                                       10,644               9,646
                                                                             ------------------  -----------------
        Total liabilities                                                          139,684             149,696
                                                                             ------------------  -----------------

Stockholders' equity:

Preferred stock; $0.001 par value per share; 10,000,000 shares authorized
  none issued or outstanding                                                           ---

Common Stock; $0.001 par value per share; 100,000,000 shares authorized,
   18,204,444 and 18,188,894 shares issued and outstanding as of
   April 2, 2005 and December 31, 2004                                                  18                  18
Additional paid-in capital                                                         109,605             109,554
Unearned compensation                                                                 (239)               (266)
Accumulated deficit                                                                (30,012)            (21,748)
                                                                             ------------------  -----------------
Total stockholders' equity                                                           79,372              87,558


                                                                             ------------------  -----------------
Total liabilities and stockholders' equity                                    $     219,056        $    237,254
                                                                             ==================  =================
      See accompanying notes to consolidated financial statements.



                              CENTRAL FREIGHT LINES, INC AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                        (Unaudited, in thousands, except per share data)


                                                                                               Three months ended
                                                                                         --------------------------------
                                                                                             April 2,         April 3,
                                                                                                2005             2004
                                                                                         ---------------  ---------------


                                                                                          $       89,322    $      97,038
Operating revenues
                                                                                          ---------------  ---------------

Operating expenses:
  Salaries, wages and benefits                                                                    50,964           55,656
  Purchased transportation                                                                         8,818           11,305
  Purchased transportation-related parties                                                         3,471            2,277
  Operating and general supplies and expenses                                                     20,605           18,580
  Operating and general supplies and expenses-related parties                                        162               95
  Insurance and claims                                                                             5,025            3,744
  Building and equipment rentals                                                                   1,019              929
  Building and equipment rentals-related parties                                                    449              520
  Depreciation and amortization                                                                    4,877            3,919
                                                                                            ---------------  ---------------


      Total operating expenses                                                                    95,390           97,025
                                                                                            ---------------  ---------------


  (Loss) income from operations                                                                   (6,068)              13
Other expense:
  Interest expense                                                                                  (615)            (205)
  Interest expense - related parties                                                              (1,581)          (1,605)
                                                                                            ---------------  ---------------


      Loss before income taxes                                                                    (8,264)          (1,797)

Income taxes:
  Income tax benefit                                                                                   ---             668
                                                                                             ---------------  ---------------



      Net loss                                                                               $      (8,264)    $    (1,129)
                                                                                             ===============  ===============

  Net loss per share:

    Basic                                                                                    $       (0.45)    $       (0.06)
    Diluted                                                                                          (0.45)            (0.06)

Weighted average outstanding shares:
  Basic                                                                                              18,192           17,714

  Diluted                                                                                            18,192           17,714

See accompanying notes to consolidated financial statements.




                                    CENTRAL FREIGHT LINES, INC. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 Three Months Ended April 2, 2005 and April 3, 2004
                                             (Unaudited, in thousands)

                                                                                      2005                 2004
                                                                                -----------------    -----------------

Cash flows from operating activities:
     Net loss                                                                   $    (8,264)         $    (1,129)
     Adjustments to reconcile net loss to
       net cash used in operating activities:
         Bad debt expense (recovery)                                                    611                  (23)
         Equity in loss of affiliate                                                    (2)                   (1)
         Depreciation and amortization                                                4,877                 3,919
         Amortization of deferred financing fees                                         44                   ---
         Deferred income taxes                                                          ---                 (643)
         Decrease in unearned compensation                                               27                    59
         Change in operating assets and liabilities, net
            of purchase accounting effects:
              Accounts receivable                                                    (2,071)                (848)
              Other assets                                                           (2,760)              (1,376)
              Trade accounts payable                                                 (5,372)                (706)
              Trade accounts payable -related parties                                   549                   254
              Claims and insurance accruals                                            (505)              (1,363)
              Accrued expenses and other liabilities                                  8,252                 (443)
                                                                                -----------------    -----------------

                  Net cash used in operating activities                              (4,614)              (2,300)
                                                                                -----------------    -----------------


Cash flows from investing activities:
     Additions to property and equipment                                             (1,078)              (2,505)
     Proceeds from sale of property and equipment                                       451                   244
     Cash paid for acquisition of business                                              ---               (7,058)
                                                                                -----------------    -----------------
                  Net cash used in investing activities                                (627)              (9,319)
                                                                                -----------------    -----------------


Cash flows from financing activities:
     Restricted Cash                                                                  20,825                  ---
     Proceeds from long-term debt                                                        779                  ---
     Repayments of long-term debt                                                     (2,158)              (3,577)
     Proceeds from short-term debt                                                    13,473                  ---
     Repayment of securitization facility                                            (27,300)                 ---
     Exercise of stock options                                                            51                  450
     Payment of deferred financing fees                                               (1,371)                 ---
                                                                                -----------------    -----------------
                  Net cash provided by (used in) financing activities                  4,299              (3,127)
                                                                                -----------------    -----------------

                  Net decrease in cash                                                 (942)             (14,746)
Cash at beginning of period                                                           2,144                41,493
                                                                                -----------------    -----------------

Cash at end of period                                                           $     1,202          $    26,747
                                                                                =================    =================

Supplemental disclosure of cash flow information:
    Cash paid for:
                     Interest                                                   $     2,295          $     1,865
                     Income taxes                                               $       ---          $        85
    Non-cash transaction:
                      Note payable for acquisition of business:                 $       ---          $     3,024

See accompanying notes to consolidated financial statements.


CENTRAL FREIGHT LINES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except per share amounts)

(1) Basis of Presentation

The accompanying consolidated financial statements of Central Freight Lines,Inc and its wholly owned subsidiaries (the Company) have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Quarterly Reports on Form 10-Q and Rule 10-01 of Regulation S-X, and should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2004. Accordingly, significant accounting policies and other disclosures normally provided have been omitted since such information is provided therein.

In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly our consolidated financial position as of April 2, 2005, the consolidated results of our operations for the three months ended April 2, 2005 and April 3, 2004 and our consolidated cash flows for the three months ended April 2, 2005 and April 3, 2004. The results of our operations for the three months ended April 2, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

(In thousands, except share and per share amounts)

(3) Stock-Based Compensation

The Company has a stock-based employee compensation plan. The Company accounts for that plan under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, the Company records compensation expense only if the fair value of the underlying stock exceeds the exercise price on the date of grant. The following table illustrates the effect on net (loss) income and (loss) income per share as if the Company had applied the fair value recognition provisions of Financial Aaccounting Standards Board ("FASB") Statement No.123, Accounting for Stock-Based Compensation, and as allowed by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of FASB
No. 123, to stock-based employee compensation.





                                                                                            Three months ended

                                                                                      --------------------------------
                                                                                        April 2,         April 3,
                                                                                          2005             2004
                                                                                      ---------------   --------------
Net loss, as reported:                                                              $      (8,264)    $     (1,129)
Add:
     Stock-based employee compensation expense included
     in reported net loss, net of related tax effects                                        27               59
Deduct:
     Total stock-based employee compensation expense
     determined under fair value based method for all
     awards                                                                                  (204)           (156)
                                                                                       ---------------   --------------

Pro forma net loss                                                                   $      (8,441)          (1,226)
                                                                                       ===============   ===============


Net loss per share
  Basic
       As reported                                                                    $      (0.45)           (0.06)
       Pro forma                                                                             (0.46)           (0.07)
  Diluted
       As reported                                                                    $      (0.45)           (0.06)
        Pro forma                                                                            (0.46)           (0.07)


In December 2004, the FASB issued Statement No. 123R, Share-Based Payment.
This Statement is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based transactions with parties other than employees provided in Statement No. 123 as originally issued and EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." This Statement does not address the accounting for employee share ownership plans, which are subject to AICAP Statement of Position 93-6, Employers' Accounting for Employee Stock Ownership Plans. The Company will be required to adopt Statement No. 123R in fiscal 2006. The Company has not yet determined the method of adoption or the effect of adopting SFAS No. 123R, and the Company has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123.

CENTRAL FREIGHT LINES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -continued
(In thousands, except share and per share amounts)

(4) Acquisition

In March 2004, the Company expanded into the Pacific Northwest through the purchase of selected terminal network and rolling stock of Eastern Oregon
Fast Freight ("EOFF"), a non-union LTL carrier that operated in the states of Oregon, Washington, and Idaho. The selected assets of EOFF were purchased for approximately $10,000, with the purchase price paid from cash reserves. The assets acquired were recorded at fair market value as determined by management based on information currently available and on assumptions as to future operations.

Under terms of the agreement, the Company paid approximately $7,000 of the purchase price at closing, and an additional $2,200 during 2004. A remaining $864 (including purchase price adjustments of $64) is recorded on the consolidated balance sheet under short-term notes payable at April 2, 2005, and is expected to be paid prior to the end of the 2005-second quarter.



(5) Loss Per Share

The basic loss per share is calculated using the weighted average number of shares outstanding. The weighted average shares outstanding used in the calculation of the diluted loss per share includes the dilutive effect of options to purchase common stock, calculated using the treasury stock method as may be applicable.

The following table presents information necessary to calculate basic and diluted loss per share:




                                                                                               Three months ended
                                                                                        -----------------------------------

                                                                                         April 2, 2005       April 3, 2004
                                                                                         -------------       -------------

Net loss                                                                                 $     (8,264)       $     (1,129)
                                                                                         ==============      ==============




Weighted average shares outstanding - basic                                                     18,192           17,714
Common stock equivalents
                                                                                          --------------    -------------


Weighted average shares outstanding - diluted                                                    18,192           17,714
                                                                                          ==============    =============

Basic loss per share                                                                              (0.45)          (0.06)

Diluted loss per share                                                                            (0.45)          (0.06)

Anti-dilutive unexercised options excluded
        from calculation                                                                           1,321           1,906


                     CENTRAL FREIGHT LINES, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -continued
               (In thousands, except per share amounts)

(6) Debt and Related Party Financing

(a) Long term Debt

     Long-term debt consists of the following at April 2, 2005 and December 31, 2004:

                                                    2005                2004
                                                    ----                ----

             Capital lease obligations         $   31,407              32,842

             Less:  Current portion                10,538              10,958
                                                ---------           ---------

                                               $   20,869          $   21,884
                                                   ======              ======
(b) Short term notes payable and liquidity

On April 30, 2002, the Company entered into a $40,000 revolving accounts receivable securitization facility (the "Securitization Facility") and a revolving credit facility (the "Revolving Facility"). Under the Securitization Facility, the Company, on a revolving basis, sold its interests in its accounts receivable to Central Receivables, a wholly-owned, special purpose subsidiary. The Company could receive up to $40,000 of proceeds. The Company paid commercial paper interest rates plus an applicable margin on the proceeds received. The Securitization Facility included certain restrictions and financial covenants.

On July 28, 2004, the Company and SunTrust Bank entered into an amended and restated revolving facility (the "Amended and Restated Revolving Facility") , to increase borrowing capacity to $30,000, and to extend the maturity date to April 30, 2006. On November 5, 2004, the Company executed a first amendment to the Amended and Restated Revolving Credit Facility. Under the first amendment to the Amended and Restated Revolving Facility, the Company could receive up to an aggregate of $30,000 of proceeds in the form of letters of credit, only.
The Amended and Restated Revolving Facility accrued interest at a variable rate equal. The Amended and Restated Revolving Facility was secured by certain revenue equipment, and letters of credit that were issued were secured by cash collateral which was recordrd as restricted cash on the Company's consolidated balance sheet at December 31, 2004. The facility contained, among other things, certain financial and non-financial covenants.

On January 31, 2005, the Company entered into a four-year senior secured revolving credit facility and letter of credit sub-facility (the "New Credit Facility") with Bank of America, N.A., as Agent, and certain other lenders from time to time party to the New Credit Facility, in the aggregate principal amount of up to $70,000. The New Credit Facility replaces both the Amended and Restated Revolving Facility and the Securitization Facility. The New Credit Facility terminates on January 31, 2009.

Subject to the terms of the New Credit Facility, the maximum revolving borrowing limit under the New Credit Facility is the lesser of (a) $70,000, or (b)85% of the Company's eligible accounts receivable, plus 85% of the net orderly liquidation value of the Company's eligible rolling stock owned as of January 31, 2005, plus 85% of the cost of eligible rolling stock acquired by Borrower after January 31, 2005. Letters of Credit under the New Credit Facility are subject to a sub-limit of $40,000 and are not required to be secured by cash collateral.

Borrowings under the New Credit Facility bear interest at the base rate, as defined, plus an applicable margin of 0.00% to 1.00%, or LIBOR plus an applicable margin of 1.50% to 2.75%,based on the average quarterly availability under the New Credit Facility. Letters of credit under the New Credit Facility are subject to an applicable letter of credit margin of 1.25% to 2.50%, based on the average quarterly availability under the New Credit Facility. The New Credit Facility also prescribes additional fees for letter of credit transactions, and an unused line fee of 0.25% to 0.375%, based on aggregate amounts outstanding.

The New Credit Facility is collateralized by substantially all of the Company's assets, other than certain revenue equipment and real estate that is (or may in the future become) subject to other financing.

CENTRAL FREIGHT LINES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -continued
(In thousands, except share and per share amounts)


The New Credit Facility contains certain restrictions and covenants relating to among other things, fixed charge coverage ratio, cash flow, capital expenditures acquisitions and dispositions, sale-leaseback transactions, additional indebtedness, additional liens, dividends and distributions, investment transactions, and transactions with affiliates. The New Credit Facility includes usual and customary events of default for a facility of this nature and provides that, upon the occurrence and continuation of an event of default, payment of all amounts payable under the New Credit Facility may be accelerated and the lenders' commitments may be terminated.

Although it is a four-year credit facility, draws on the line are considered current based on evolving interpretations of Emerging Issues Task Force 95-22 Balance Sheet Classifications, Borrowings Outstanding Under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lock-Box Arrangement ("EITF 95-22"). EITF 95-22 requires revolving credit agreements with a required lock-box arrangement that include subjective acceleration clauses to be classified as current liabilities. The New Credit Facility includes a lock-box agreement and also allows the lender, in its reasonable credit judgment, to assess additional reserves against the borrowing base calculation and take certain other discretionary actions. For example, certain reserve requirements may result in an over advance borrowing position that could require an accelerated repayment of the over advance portion. Since the inception of this facility, the lender has not applied any additional reserves to the borrowing base calculation. However, the lender, in its reasonable credit judgment, can assess additional reserves to the borrowing base calculation to account for changes in our business or the underlying value of the collateral. The Company does not anticipate any changes that would result in any material adjustments to the borrowing base calculation, but the Company cannot be certain that additional reserves will not be assessed by the bank to the borrowing base calculation. The Company believes the provisions in the New Credit Facility are relatively common for credit facilities of this type and, while the Company does not believe that this accounting requirement accurately reflects the long-term nature of the facility, the Company acknowledges the requirements of EITF 95-22. Accordingly, the Company has classified borrowings under the New Credit Facility as a short-term obligation.

The line of credit established with Bank of America on January 31, 2005 has no financial covenants until the end of May 2005. In lieu of covenants through May, a $5,000 restriction on availability is in place. After May 2005, the $5,000 restriction is eliminated and no financial covenants exist as long as excess available on the line remain above $15,000. If excess availability drops below $15,000 the Company is required to maintain minimum EBITDA levels. As of April 2, 2005, the Company had approximately $18,783 in availability under the revolving credit facility before the $5,000 restriction, loans drawn under the credit facility amounted to $13,473, and letters of credit outstanding amounted to $20,753.

On May 12, 2005, the Company entered into a first amendment to the New Credit Facility. Under this amendment, the maximum revolving borrowing limit was reduced from $70,000 to $60,000 to more closely reflect the Company's borrowing base of $53,300 (thereby reducing fees on unused amounts) with an option to increase the borrowing limit to $70,000 at a later date. This amendment has no financial covenants until August 15, 2005. In lieu of covenants through August 15, 2005, a $5,000 restriction on availability is in place. After August 15, 2005, the $5,000 restriction is eliminated and no financial covenants exist as long as excess availability on the line remains above $15,000. If excess availability drops below $15,000, the Company is required to maintain minimum EBITDA levels.

The Company's most recent internal projections show that the Company expects to achieve positive earnings before deprecation and amortization expense in the third and fourth quarters of 2005. Such projections accurately reflect the Company's good faith best estimate of future performance as of the date of preparation. If projected results are achieved, the Company also believes that it will have "covenant free" availability under its Bank of America credit facility at the end of the second, third, and fourth quarters of 2005, respectively. If the Company does not have "covenant free" availability under the credit facility during 2005, the Company believes the mortgage or sale and leaseback of certain of its operating terminals can provide sufficient liquidity during 2005. The Company is pursuing such a mortgage or sale and leaseback, and the Company believes it will be able to obtain such financing. The Company also has the intent to sell its owned dormant Phoenix terminal and believes that it will obtain proceeds of approximately $3.6 million. Although the Company cannot assure you that its efforts will be successful, the Company expects to gain significant additional liquidity from these assets.

In May 2005 the Company contracted to sell approximately 14 excess acres in Phoenix and expected to recognize a gain on the sale. In addition, the Company entered into agreements in principle covering an estimated $14,000 to $15,000 in sale-leaseback and mortgage financing transactions on five terminal properties.

The Company signed a letter of intent concerning a sale-leaseback of the new Phoenix terminal and is negotiating the definitive agreements concerning the transaction. It is expected that the transaction will generate approximately $6,000 in net proceeds and the Company will sign a ten-year lease with a ten-year option with annual lease payments of approximately $0.6m annually. The Company also signed a commitment letter concerning mortgage financing on four other terminal properties that is expected to generate approximately $9,000 in net proceeds. These transactions are subject to customary closing conditions. The transactions are expected to close within 45 to 60 days.

Assuming the closing of these financings, or financings or other transactions generating comparable proceeds, and the continuation of improvements in the Company's operating results, the Company expects to have borrowing availability in excess of $15,000 such that minimum EBITDA levels will not apply.

Although there can be no assurance, the Company believes cash from operations, borrowing available under its new credit facility, and other sources of liquidity will be sufficient to fund its operations at least through the end of 2005. To the extent that actual results or events differ from the Company's financial projections or business plans, our liquidity may be adversely affected and the Company may be unable to meet its financial covenants. Specifically, the Company's liquidity may be adversely affected by one or more of the following factors: weak freight demand or a loss in customer relationships or volume, the Company's success in executing its turnaround steps described above, the Company's ability to improve the collection of its accounts receivable, elevated fuel prices and the ability to collect fuel surcharges, costs associated with insurance and claims, an inability to maintain compliance with, or negotiate amendments to, loan covenants, the ability to finance tractors and trailers, and the possibility of shortened payment terms by the Company's suppliers and vendors worried about our ability to meet payment obligations.


In March 2004, the Company acquired certain assets of EOFF for approximately $10,000. The remaining $864 is recorded on the consolidated balance sheet as short-term notes payable. The Company expects to finalize and settle this remaining liability in the second quarter of 2005.



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


Since the fair value of the properties sold and leased back has always equaled or exceeded the proceeds from the financing arrangement, the annual lease payments have been reflected as a cost of the financing and recordedas interest expense. During 2004, $301 of these properties were sold and accounted for as a reduction in the financing obligation and a reduction in property. The amount outstanding under the financing agreement was $22,852 at April 2, 2005 and December 31, 2004 respectively. If the Company exercises the fair value purchase option, the excess of the amount paid over the recorded financing obligation will be reflected as additional interest expense. If the fair value purchase option is not exercised at the end of the lease term, the excess of the recorded financing obligation over the net book value of the related properties will be reflected as a gain on the financing arrangement.

CENTRAL FREIGHT LINES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -continued
(In thousands, except share and per share amounts)


(7) Income Taxes

At April 2, 2005 and December 31, 2004, the Company had a federal net operating loss carry forward of approximately $29,653 and $24,258, respectively, available to reduce future taxable income. The net operating loss generated in the 2005 first quarter and all of 2004 amounted to $5,395 and $20,945, respectively, and expires in varying amounts beginning in 2023 if not utilized.

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.


Significant management judgment is required in determining the provision for income taxes and in determining whether deferred tax assets will be realized in full or in part. Deferred tax assets and liabilities are measured using enacted tax rates that are expected to apply to taxable income in years in which the temporary differences are expected to be reversed. Under SFAS No.109 and applicable interpretations, in 2004, the Company established a $4,864 valuation allowance for deferred tax assets. Despite the requirements for such allowance, the Company believes that the remaining net deferred tax assets will be realized through future taxable income. As of April 2, 2005, the valuation allowance for deferred tax assets was approximately $8,024.


(8) Contingencies

The Company is involved in certain claims and pending litigation arising from the normal conduct of business. Based on the present knowledge of the facts, management believes the resolution of the claims and pending litigation will not have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.

In June and July 2004, three stockholder class actions were filed against the Company and certain officers and directors. The class actions were filed in the United States District Court - Western District of Texas and generally allege that false and misleading statements were made in the initial public offering registration statement and prospectus, during the period surrounding the initial pubic offering and up to the press release dated June 16, 2004.
The class actions are in the initial phases. On August 9 and 10, 2004, two purported derivative actions were filed agsinst the Company, as nominal defendant, and against certain of our officers, directors, and former directors. These actions were filed in the District Court of McLennan County, Texas and generally allege breach of fiduciary duty, abuse of control, gross mismanagement waste of corporate assets, and unjust enrichment on the part of certain of the Company's present and former officers and directors in the period between December 12, 2003 and August 2004. The purported derivative actions seek declaratory, injunctive, and other relief. The Company does not believe there is any factual or legal basis for the allegations and the Company intends to vigorously defend against the suits. The Company has informed its insurance carrier and has retained outside counsel to assist in the Company's defense. Prior to December 12, 2004, the Company maintained a $5,000 directors' and officers' insurance policy with a $350 deductible. On December 12, 2004, the Company increased its directors' and officers' insurance coverage. The Company currently maintains a $15,000 directors' and officers' insurance policy with a $350 deductible. In the 2004 third quarter, in connection with this litigation, the Company recorded an expense of $350, representing the full deductible amount under its current directors' and officers' insurance policy.


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


(9) Related-Party Transactions

During the three months and nine months ended April 2, 2005 and April 3, 2004 the Company incurred approximately $3,471 and $2,277, respectively, for transportation services provided by companies for which the Company's principal stockholder was the Chairman. At April 2, 2005 and December 31, 2004, the Company had payables of $1,537 and $988, respectively, for these transportation services.

During the three months ended April 2, 2005 and April 3, 2004, the Company incurred $162 and $95, respectively, of legal services with an entity owned by a stockholder of the Company.

During the three months ended April 2, 2005 and April 3, 2004, the Company incurred $449 and $520, respectively, for building rental expense with related parties.

See also note 6(c)


(10) Employee Benefit Plan

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

Except for the historical information contained herein, the discussion in this annual report contains "forward-looking statements," which include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation, and availability of resources. These forward-looking statements include, without limitation, statements regarding: expectations as to operational improvements; expectations as to cost savings, revenue growth, and income; the time by which certain objectives will be achieved; proposed new products and services; expectations that claims, lawsuits, commitments, contingent liabilities, labor negotiations, or agreements, or other matters will not have a materially adverse effect on our consolidated financial position, results of operations, or liquidity; statements concerning projections, predictions, expectations, estimates, or forecasts as to our business, financial, and operational results and future economic performance; and statements of management's goals and objectives, and other similar expressions concerning matters that are not historical facts. Words such as "may," "will," "should," "could," "would," "predicts," "plans," "potential," "continue," "expects," "anticipates," "future," "intends," "believes," "estimates," and similar expressions, as well as statements in future tense, identify forward-looking statements. These statements are made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved.Forward-looking information is based on information available at the time and/or management's good faith belief with respect to future events, and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements.
Readers should review and consider the factors discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors that May Affect Future Results" of our Annual Report on Form 10-K, filed on March 31, 2005, along with the various disclosures by us in our press releases, stockholder reports, and other filings with the Securities and Exchange Commission. We do not assume, and specifically disclaim, any obligation to update any forward-looking statement contained in this Report.


Business Overview

We are one of the ten largest regional LTL carriers in the United States based on revenues, according to Transport Topics, generating approximately $386.6 million in revenue during fiscal 2004. In our operations, we pick up and deliver multiple shipments for multiple customers on each trailer.

The history of the name Central Freight Lines and its franchise dates back to 1925, when Central Freight Lines was founded in Waco, Texas and served the intrastate Texas LTL market for decades. Our company began its operations effective June 30, 1997, when our former Chairman of the Board, Jerry Moyes, organized our company and acquired the Central Freight Lines name, terminal network, and physical assets from the Southwestern Division of Viking Freight Lines, whose corporate group acquired our predecessor in 1993.

Prior to 2002, we conducted our operations almost exclusively in our eight-state Southwest region, which is anchored by Texas and California. Since 2002,a significant portion of our business has continued to be concentrated in our Southwest region. Through the following two expansions, however, we have increased the geographic scope of our business:

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

Recent Results of Operations and Quarter-End Financial Condition

For the quarter ended April 2, 2005, we reported a net loss of $8.3 million equal to $(0.45) per diluted share compared to a net loss of $1.1 million for the same period in 2004. A $0.17 per diluted share tax benefit generated, in the 2005 first quarter, by the $8.3 million net loss was eliminated due to an increase in our tax valuation for deferred tax assets. The increase in net loss resulted primarily from an 8.0% decline in operating revenues and increased costs discussed in more detail below in "Results of Operations."

At April 2, 2005, our consolidated balance sheet reflected $1.2 million in cash $54.3 million in long-term debt and capital lease obligations, including current portion, and $14.3 million in short-term debt. Stockholders' equity was $79.4 million at April 2, 2005. As of that date, we had approximately $18.8 million in availability, subject to a $5.0 million restriction under our revolving credit facility with Bank of America, although availability fluctuates from day to day. We own real estate held for sale with an estimated market value of $6.0 million that may be disposed of in 2005.

In May 2005, we entered into agreements in principle covering transactions involving an estimated $14.0 million to $15.0 million in real estate proceeds and financing on five terminal properties. We signed a letter of intent concerning a sale-leaseback of a terminal and are negotiating the definitive agreements concerning the transaction. It is expected that the transaction will generate approximately $6.0 million in net proceeds and we will sign a ten-year lease with a ten-year option with annual lease payments of approximately $0.6 million. We also signed a commitment letter concerning mortgage financing on four other terminal properties that is expected to generate approximately $9.0 million in net proceeds. Both transactions are subject to customary closing conditions. The transactions are expected to close within 45 to 60 days. We also contracted to sell approximately 14 excess acres in Phoenix for $1.3 million and expect to recognize a gain on the sale.

Operating Strategy for 2005

Our main goals for 2005 are to achieve quarter-by-quarter sequential improvement in our operating performance and to return to profitability by the end of 2005. We believe the first quarter of 2005 was a positive step in that direction, as our operating ratio improved 240 basis points from 109.2% to 106.8% between the fourth quarter of 2004 and the first quarter of 2005.

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

We believe that much work remains to be done to return our results to acceptable levels, particularly in the area of revenue yield and tonnage. However, we believe the results for the first quarter of 2005 demonstrate measurable improvement.

Revenues

Our revenues vary with the revenue per hundredweight we charge to customers and the volume of freight we transport:

o Revenue per hundredweight measures the rates we receive from customers and varies with the type of goods being shipped and the distance these goods are transported. Our LTL revenue per hundredweight increased slightly from $11.45 in the first quarter of 2004 to $11.51 in the first quarter of 2005, due mainly to increases in fuel surcharge revenue. Our LTL revenue per hundredweight, without fuel surcharge revenue, declined to $10.56 in the first quarter of 2005 from $11.11 in the first quarter of 2004. Effective
  May 2, 2005, we enacted a general rate increase of 6.0% for customers on our proprietary rate base.

o Volume depends on the number of customers we have, the amount of freight those customers ship, geographic coverage, and the general economy. Our total tonnage decreased by 8.8% from the first quarter of 2004 to the first quarter of 2005 in part due to one less working day in the 2005 first quarter. However, total tonnage per day in April 2005 has increased by approximately 8.3% compared to total tonnage per day in the 2005 first quarter.

Historically, most of our revenue has been generated from transporting LTL shipments from customers within our operating regions. In 2004, approximately 9.9% of our revenue was derived from shipments that originated or terminated in regions outside our network, where a portion of the freight movement was handled by another carrier. We refer to this as "interline freight." Most of this revenue was obtained from carriers with which we maintain transportation alliances. The revenue from interline freight in the first quarter of 2005 was lower compared to the first quarter of 2004, due in large part to our geographic expansion. Because of the geographic expansion of our network, our need to rely upon other carriers for freight movements declined. In addition, some of our relationships with carriers handling interline freight were negatively affected by our geographic expansion. We do not recognize the portion of revenue (or the associated expenses) that relate to the portion of shipments hauled by our alliance partners. In addition to transportation revenue, we also recognize revenue from fuel surcharges we receive from our customers when the national average diesel fuel price published by the U.S. Department of Energy exceeds prices listed in our contracts and tariffs.


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

Depreciation and amortization. This category relates to owned assets, assets under capitalized leases, and 29 properties we lease from Southwest Premier Properties, a related party, that are considered to be a financing arrangement.

Results of Operations

    The table below sets forth the percentage relationship of the specified items to operating revenues for the periods indicated.




                                                                                               Three months ended
                                                                                         ----------------------------

                                                                                            April 2,      April 3,
                                                                                              2005          2004
                                                                                          ------------  ------------



       Operating revenues........................................                            100.0%         100.0%
       Operating expenses:
         Salaries, wages, and benefits...........................                             57.1           57.4
         Purchased transportation................................                             13.8           14.0
         Operating and general supplies and
            expenses.............................................                             23.2           19.2
         Insurance and claims....................................                              5.6            3.9
         Building and equipment rentals..........................                              1.6            1.5
         Depreciation and amortization...........................                              5.5            4.0
                                                                                               ---            ---
            Total operating expenses (1).........................                            106.8          100.0
                                                                                             -----          -----
       Loss from operations......................................                             (6.8)           0.0
       Interest expense..........................................                             (2.5)          (1.9)
                                                                                              ----           ----
       Loss before income taxes..................................                             (9.3)          (1.9)
       Income tax benefit........................................                              ---            0.7
                                                                                                              ---
       Net loss..................................................                             (9.3)%         (1.2)%
                                                                                              =====          =====



__________

(1) Total operating expenses as a percentage of operating revenues, as presented in this table, is also referred to as operating ratio.



Comparison of Three Months Ended April 2, 2005, to Three Months Ended April 3, 2004

Operating revenues. Operating revenues decreased $7.7 million, or 7.9%, from $97.0 million for the first quarter of 2004 to $89.3 million for first quarter of 2005. The decrease in operating revenues was partially due to one less working day in the 2005 quarter (the 2005 quarter had 65 working days, compared to 66 working days in the 2004 quarter). Further, revenue per working day was $1.37 million in the 2005 quarter, which was 6.8% lower than the $1.47 million per working day in the 2004 quarter. LTL revenue per hundredweight increased 0.5% from $11.45 in the 2004 quarter to $11.51 in the 2005 quarter as a result of increased fuel surcharge revenue and length of haul. LTL revenue per hundredweight in the first quarter of 2005, excluding fuel surcharge revenue, decreased by 5.0% compared to the first quarter of 2004 despite an increase in the average length of haul of 5.1%. Total tonnage decreased 42.3 thousand tons, or 8.8%, from 482.2 thousand tons in the 2004-quarter to 439.9 thousand tons in the 2005-quarter partially due to the one less working day in the 2005 first quarter.

Salaries, wages, and benefits. Salaries, wages, and benefits decreased $4.7 million, or 8.4%, from $55.7 million for the first quarter of 2004 to $51.0 million for the first quarter of 2005. The decrease in salaries, wages, and benefits resulted primarily from a decrease in headcount of approximately 13% offset, in part, by an increase in workers compensation expense due mainly to a single large claim ($1.0 million - the maximum deductible was expensed).Despite this accident, the number of injuries reported for 200,000 hours worked in the first quarter of 2005, was 27% lower than the average for 2004.) that occurred in January 2005, and an increase in miles-based compensation for linehaul drivers due to increases in length of haul. As a percentage of operating revenues, salaries, wages, and benefits decreased from 57.4% for the 2004 quarter to 57.1% for the 2005 quarter.

Purchased transportation. Purchased transportation decreased $1.3 million, or 9.6%, from $13.6 million for the first quarter of 2004 to $12.3 million for the first quarter of 2005. The decrease in purchased transportation expenses resulted primarily from a decreased usage of third party purchased transportation due to a reduction in total tonnage shipped, an improvement in lane balance and a reduction in total line miles of 9.1%. As a percentage of operating revenues, purchased transportation decreased from 14.0% for the 2004 quarter to 13.8% for the 2005 quarter.

Operating and general supplies and expenses. Operating and general supplies and expenses increased $2.1 million, or 11.2%, from $18.7 million for the first quarter of 2004 to $20.8 million for the first quarter of 2005. The increase in operating and general supplies and expenses resulted primarily from an increase in fuel expense that was partially offset by increases in fuel surcharge revenue. As a percentage of operating revenues, operating and general supplies and expenses increased from 19.2% for the 2004 quarter to 23.2% for the 2005 quarter.

Insurance and claims. Insurance and claims increased $1.3 million, or 35.1%, from $3.7 million for the first quarter of 2004 to $5.0 million for the first quarter of 2005. The increase in insurance and claims expense resulted primarily from an increase in our third party accident claims (our first quarter 2004 expense was unusually low) partially offset by a decrease in cargo claims expense. As a percentage of operating revenues, insurance and claims increased from 3.9% for the 2004 quarter to 5.6% for the 2005 quarter.

Building and equipment rentals. Building and equipment rentals remained essentially flat at $1.5 million in each of the two quarters. As a percentage of operating revenues, building and equipment rentals increased from 1.5% for the 2004 quarter to 1.6% for the 2005 quarter.

Depreciation and amortization. Depreciation and amortization expense increased approximately $1.0 million, or 25.6%, from $3.9 million for the first quarter of 2004 to $4.9 million for the first quarter of 2005, mainly as a result of additional depreciation on replacement tractors and trailers added to our fleet in the 2004 fourth quarter. As a percentage of operating revenues, depreciation and amortization increased from 4.0% for the 2004 quarter to 5.5% for the 2005 quarter.

Operating ratio. Our operating ratio increased from 100.0% for the first quarter of 2004 to 106.8% for the first quarter of 2005.

Interest expense. Total interest expense increased $0.4 million, or 22.2%, from $1.8 million for the first quarter of 2004 to $2.2 million for the first quarter of 2005. Average debt, in the first quarter of 2005 amounted to approximately $42.9 million compared to $26.1 million in the 2004 first quarter. Our related party interest expense remained relatively flat in each quarter. The amounts for related party interest are recorded as interest expense because the associated leases are reflected as a financing arrangement in our consolidated financial statements. As a percentage of operating revenues, interest expense increased from 1.9% for the 2004 quarter to 2.5% for the 2005 quarter.

Income taxes. In 2005 we maintained a tax valuation allowance, and recorded an income tax benefit of approximately $3.2 million due partially to a pre-tax loss of $8.3 million. This benefit was fully reserved by increasing the valuation allowance for deferred tax assets. The total valuation as of April 2, 2005 amounted to approximately $8.0 million. In the 2004 first quarter, we recorded a $0.7 million income tax benefit due partially to a pre-tax loss of $1.8 million. Page 16

Liquidity and Capital Resources

Our business has required substantial, ongoing capital investments, particularly to replace revenue equipment such as tractors and trailers. Our primary sources of liquidity have historically been cash from operations and secured borrowings. During 2005 our net capital expenditure requirements (purchases less proceeds from sales) are expected to be approximately ($3.0) million to $3.0 million (gross capital expenditures for the remainder of 2005 are expected to range between $3.0 million to $9.0 million). Included in this range is approximately $6.0 million for replacing revenue equipment. If we decide to purchase the $6.0 million in replacement equipment, we expect to obtain financing independent from our Newcredit facility.

We are currently executing a turnaround plan that is designed to reverse recent negative cash flows. During 2004 and into early 2005 we have experienced a period of negative cash flow attributable primarily to operating losses and approximately $25.0 million for purchases of revenue equipment during 2004. During the third and fourth quarters of 2004, our management began implementing several steps that are intended to improve our operating results and maintain compliance with our financial covenants. These steps include: reducing our cost structure to better align controllable costs with our expected revenue base, streamlining freight movements to consolidate movements and reduce the use of third-party purchased transportation, improving employee efficiency, reducing insurance and claims expense, and improving revenue yield and total tonnage. These steps contributed to a 410 basis-point improvement in our operating ratio between the third quarter of 2004 (when the steps were implemented) and the first quarter of 2005. We expect additional improvement in our operating ratio between the first quarter of 2005 and the second quarter of 2005. Although our management believes that these actions should generate the required improvements, there can be no assurance that the improvements will occur as planned. Our ability to fund our cash requirements in future periods will depend on our ability to improve operating results and cash flow and our ability to comply with covenants contained in our financing arrangements.
Our ability to achieve required improvements will depend on general shipping demand by our customers, insurance and claims expense, and other factors.


          In May 2005 we contracted to sell approximately 14 excess acres in Phoenix for $1.3 million and expect to recognize a gain on the sale. In addition, we entered into agreements in principle covering an estimated $14.0 million to $15.0 million in sale-leaseback and mortgage financing transactions on five terminal properties. We signed a letter of intent concerning a sale-leaseback of a terminal and are negotiating the definitive agreements concerning the transaction. It is expected that the transaction will generate approximately $6.0 million in net proceeds and we will sign a ten year lease with a ten year option with annual payments of approximately $0.6 million. We also signed a commitment letter concerning mortgage financing on four other terminal properties that is expected to generate approximately $9.0 million in net proceeds. Both transactions are subject to customary closing conditions. The transactions are expected to close within 45 to 60 days.

Assuming the closing of these financings, or financings or other transactions generating comparable proceeds, and the continuation of improvements in our operating results, we expect to have borrowing availability in excess of $15.0 million such that the minimum EBITDA levels rerquired by the New credit facility will not apply.

Although there can be no assurance, we believe cash from operations, borrowing available under our new credit facility, and other sources of liquidity will be sufficient to fund our operations at least through the end of 2005. To the extent that actual results or events differ from management's financial projections or business plans, our liquidity may be adversely affected and we may be unable to meet our financial covenants. Specifically, our liquidity may be adversely affected by one or more of the following factors: weak freight demand or a loss in customer relationships or volume, our success in executing management's turnaround steps described above, our ability to improve the collection of our accounts receivable, elevated fuel prices and the ability to collect fuel surcharges, costs associated with insurance and claims , an inability to maintain compliance with, or negotiate amendments to, loan covenants, the ability to finance tractors and trailers, and the possibility of shortened payment terms by our suppliers and vendors worried about our ability to meet payment obligations.

Net cash used in operating activities was approximately $4.6 million and $2.3 million for the three months ended April 2, 2005 and April 3, 2004, respectively. Net cash used in the 2005 period resulted mainly from $5.4 million in payments through trade accounts payable and an increase in accounts receivable of $2.1 million, offset by an increase in accrued expenses. In 2004, net cash used resulted mainly from payments on claims of $1.4 million, an increase in other assets
(mainly licenses) of $1.4 million and an increase in accounts receivable of $0.8 million.


Net cash used in investing activities was approximately $0.6 million and $9.3 million for the three months ended April 2, 2005 and April 3, 2004 respectively Our capital expenditures (purchases less proceeds from sales) were approximately $0.6 million in the 2005 period and $2.3 million in the 2004 period. In 2004, we paid $7.0 million (of the total purchase price of $10.0 million) for the terminal network and rolling stock of EOFF - our Northwest expansion. We expect our net capital expenditures for the remainder of 2005 to be approximately $(3.0) million to $3.0 million. Included in this range is approximately $6.0 million for replacing revenue equipment. If we decide to purchase the $6.0 million in replacement equipment, we expect to obtain financing independent from our Bank of America credit facility.

Net cash provided by financing activities was approximately $4.3 million for the three months ended April 2, 2005 due mainly to borrowings from our new credit facility of $13.5 million. During the transition from our previous securitization facility to the current credit facility, we liquidated our restricted cash investment of $20.8 million and used it to partially pay off the debt under the securitization facility. In the three months ended
April 3, 2004, net cash used amounted to $3.1 million due mainly to payments of long-term debt.

On April 30, 2002, we entered into a $40.0 million revolving accounts receivable securitization facility (the "Securitization Facility") and a revolving credit facility (the "Revolving Facility"). Under the Securitization Facility, we, on a revolving basis, sold our interests in our accounts receivable to Central Receivables, a wholly-owned, special purpose subsidiary. We could receive up to $40.0 million of proceeds. We paid commercial paper interest rates plus an applicable margin on the proceeds received. The Securitization Facility included certain restrictions and financial covenants.

On July 28, 2004, SunTrust Bank and we entered into an amended and restated revolving facility (the "Amended and Restated Revolving Facility"), to increase borrowing capacity to $30.0 million, and to extend the maturity date to April 30, 2006. On November 5, 2004, we executed a first amendment to the Amended and Restated Revolving Credit Facility. Under the first amendment to the Amended and Restated Revolving Facility, we could receive up to an aggregate of $30.0 million of proceeds in the form of letters of credit, only. The Amended and Restated Revolving Facility accrued interest at a variable rate equal. The Amended and Restated Revolving Facility was secured by certain revenue equipment, and letters of credit that were issued were secured by cash collateral. The facility contained, among other things, certain financial and non-financial covenants.

On January 31, 2005, we entered into the New Credit Facility with Bank of America, N.A., as Agent, and certain other lenders from time to time party to the New Credit Facility, in the aggregate principal amount of up to $70.0 million. The New Credit Facility replaces both the Amended and Restated Revolving Facility and the Securitization Facility. The New Credit Facility terminates on January 31, 2009.

Subject to the terms of the New Credit Facility, the maximum revolving borrowing limit under the New Credit Facility was the lesser of (a) $70.0 million, or (b) 85% of our eligible accounts receivable, plus 85% of the net orderly liquidation value of our eligible rolling stock owned as of January 31, 2005, plus 85% of the cost of eligible rolling stock acquired by Borrower after January 31, 2005. Letters of Credit under the New Credit Facility are subject to a sub-limit of $40.0 million.

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

The New Credit Facility contains certain restrictions and covenants relating to among other things, fixed charge coverage ratio, cash flow, capital expenditures, acquisitions and dispositions, sale-leaseback transactions, additional indebtedness, additional liens, dividends and distributions, investment transactions, and transactions with affiliates. The New Credit Facility includes usual and customary events of default for a facility of this nature and provides that, upon the occurrence and continuation of an event of default, payment of all amounts payable under the New Credit Facility may be accelerated, and the lenders commitments may be terminated.

Although it is a four-year credit facility, draws on the line are considered current based on evolving interpretations of Emerging Issues Task Force 95-22 Balance Sheet Classifications, Borrowings Outstanding Under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lock-Box Arrangement ("EITF 95-22"). EITF 95-22 requires revolving credit agreements with a required lock-box arrangement that include subjective acceleration clauses to be classified as current liabilities. The New Credit Facility includes a lock-box agreement and also allows the lender, in its reasonable credit judgment, to assess additional reserves against the borrowing base calculation and take certain other discretionary actions. For example, certain reserve requirements may result in an over advance borrowing position that could require an accelerated repayment of the over advance portion. Since the inception of this facility, the lender has not applied any additional reserves to the borrowing base calculation. However, the lender, in its reasonable credit judgment, can assess additional reserves to the borrowing base calculation to account for changes in our business or the underlying value of the collateral. The Company does not anticipate any changes that would result in any material adjustments to the borrowing base calculation, but the Company cannot be certain that additional reserves will not be assessed by the bank to the borrowing base calculation. The Company believes the provisions in the New Credit Facility are relatively common for credit facilities of this type and, while the Company does not believe that this accounting requirement accurately reflects the long-term nature of the facility, the Company acknowledges the requirements of EITF 95-22. Accordingly, the Company has classified borrowings under the New Credit Facility as a short-term obligation.

The line of credit established with Bank of America on January 31, 2005 had no financial covenants until the end of May 2005. In lieu of covenants through May 2005, a $5.0 million restriction on availability is in place. After May 2005 the $5.0 million restriction is eliminated and no financial covenants would have existed as long as excess available on the line remain above $15.0 million. If excess availability had dropped below $15.0 million we were required to maintain minimum
EBITDA levels. As of April 2, 2005, we had approximately $18.8 million in availability under the revolving credit facility before the $5.0 million restriction, loans drawn under the credit facility amounted to $13.5 million, and letters of credit outstanding amounted to $20.8 million.

On May 12, 2005, we entered into a first amendment to the New Credit Facility. Under this amendment, the maximum revolving borrowing limit was reduced from $70.0 million to $60.0 million to more closely reflect our borrowing base of $53.3 million (thereby reducing fees on unused amounts) with an option to increase the borrowing limit to $70.0 million at a later date. This amendment has no financial covenants until August 15, 2005. In lieu of covenants through August 15, 2005, a $5.0 million restriction on availability is in place. After August 15, 2005, the $5.0 million restriction is eliminated and no financial covenants exist as long as excess availability on the line remains above $15.0 million. If excess availability drops below $15.0 million we are required

In 1998, we entered into an agreement with Southwest Premier Properties, L.L.C. (Southwest Premier), an entity controlled by our principal stockholder, for the sale and leaseback of the land, structures and improvements of some of the our terminals. For financial accounting purposes, this transaction has been accounted for as a financing arrangement. Consequently, the related land, structures and improvements remain on our consolidated balance sheet.
The initial lease term is for ten years with an option for an additional ten years at the then fair market rental rate. At the expiration of the original lease term, we have an option to purchase all of the properties, excluding certain surplus properties, for the then fair market value.

Since the fair value of the properties sold and leased back has always equaled or exceeded the proceeds from the financing arrangement, the annual lease payments have been reflected as a cost of the financing and recorded as interest expense. During 2004, $0.3 million of these properties were sold and accounted for as a reduction in the financing obligation and a reduction in property. The amount outstanding under the financing agreement was $22.9 million at April 2, 2005 and December 31, 2004 respectively. If we exercise the fair value purchase option, the excess of the amount paid over the recorded financing obligation will be reflected as additional interest expense. If the fair value purchase option is not exercised at the end of the lease term, the excess of the recorded financing obligation over the net book value of the related properties will be reflected as a gain on the financing arrangement.


Off-Balance Sheet Arrangements

Certain of our terminals and revenue equipment are financed off-balance sheet through operating leases. As of April 2, 2005, 47 of our terminals, including seven owned by related parties, were subject to operating leases.

Terminals and revenue equipment held under operating leases are not carried on our consolidated balance sheets, and lease payments in respect of such terminals and revenue equipment are reflected in our consolidated statements of operations in the line items "Building and equipment rentals related parties." Our total rental expense related to operating leases, including rent paid to related parties, was $1.5 million for the first quarter of 2005, compared to $1.4 million for the first quarter of 2004. The total amount of remaining payments under operating leases as of April 2, 2005 was $18.8 million, with $5.0 million due in the next 12 months.


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

Insurance and Claims Accruals. We record insurance and claims accruals based upon our estimate of the ultimate total cost of claims, not covered by insurance, for bodily injury and property damage, cargo loss and damage, physical damage to our equipment, workers compensation, long-term disability, and group health, and post-retirement health benefits. Our estimates are based on our evaluation of the nature and severity of the claims and our past claims experience. We include an estimate for incurred but not reported claims. The estimated costs for bodily injury and property damage, cargo loss and damage, and physical damage to our equipment are charged to insurance and claims. The other estimated costs are charged to employee benefits expense.

While we believe that our insurance and claims accruals are adequate, such estimates may be more or less than the amount ultimately paid when claims are settled. The estimates are continually reviewed and any changes are reflected in current operations.

Our self-insured retention for bodily injury and property damage, cargo loss and damage, and physical damage to our equipment is an aggregate $1.0 million per occurrence.

Our self-insured retention for workers compensation has been $1.0 million per occurrence since October 28, 2002. We also self-insure for all health claims up to $300,000 per occurrence.

Allowance for Doubtful Accounts and Revenue Adjustments. We maintain allowances for doubtful accounts and revenue adjustments. Such allowances represent our estimate of accounts that will not ultimately be collected and correspondingly adjust our operating revenues to reflect the estimates of non-collectible accounts. Estimates used in determining this allowance are based on our historical collection experience, current trends, credit policy, and a percentage of our accounts receivable by aging category. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Income Taxes. Significant management judgement is required in determining the provision for income taxes and in determining whether deferred tax assets will be realized in full or in part. Deferred tax assets and liabilities are measured using enacted tax rates that are expected to apply to taxable income in years in which the temporary differences are expected to be reversed. Under SFAS No. 109 and applicable interpretations, in 2004, the Company established a $4.9 million valuation allowance for deferred tax assets. Despite the requirements for such allowance, the Company believes that the remaining net deferred tax assets will be realized through future taxable income.As of April 2, 2005, the valuation allowance for deferred tax assets was approximately $8.0 million.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

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

Our market risk is also affected by changes in interest rates. Historically, we have used a combination of fixed rate and variable rate obligations to manage our interest rate exposure. Fixed rate obligations expose us to the risk that interest rates might fall. Variable rate obligations expose us to the risk that interest rates might rise. We did not have any interest rate swaps at April 2, 2005, although we may enter into such swaps in the future if we deem appropriate.

Our variable rate obligation consists of our credit facility. Our credit facility, provided there has been no default, carries a variable interest rate based on either the prime rate or LIBOR. We currently have $13.5 million in drawings under our New Credit Facility at April 2, 2005, a one percentage point increase in LIBOR rates would increase our annual interest expense by $135,000.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures, as defined by the Securities and Exchange Commission (the "SEC"), as of the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by us in reports filed with the SEC is recorded, processed, summarized, and reported on a timely basis.

Changes in Internal Controls

In our Annual Report on Form 10-K for the year ended December 31, 2004, our management identified three material weaknesses in our internal controls over financial reporting related to our accounting for revenue, inventory, and a deferred tax asset. Specifically, as of December 31, 2004: (a) our billing process lacked controls to ensure the accuracy of entries to the billing system and to ensure that changes to customer contracts were reflected in the billing system accurately and timely, (b) we did not reconcile, pursuant to our policy, physical counts of tire and spare parts inventories to our year-end general ledger, and (c) we did not provide for an effective review of deferred tax asset amounts for purposes of evaluating realizability.

Subsequent to December 31, 2004, we have undertaken the following measures to remediate the material weaknesses in internal control over financial reporting discussed above:

o Our rate auditor, who was hired in the fourth quarter of 2004, has been trained to effectively audit a representative sample of revenue transactions on a daily basis, in order to monitor the accuracy of billing entries being made to our billing system. Our traffic manager to ensure additional accuracy is auditing a sample of the rate auditors work. In addition, our pricing personnel are comparing changes in customer contracts and tariffs to the billing system in order to ensure such changes are being made timely and accurately. We continue to minotor the rate audit process and asess its effectiveness. However, because sufficient time has not passed that will allow us to determine that this control has operated successfully over a required number of cycles, we believe that as of April 2, 2005 this control is not completely remediated.

o Physical inventories of tires and spare parts will be completed by us at least semi-annually. Our accounting department has implemented a control to reconcile physical counts of tires and spare parts to the general ledger on a quarterly basis. We conducted a physical inventory near the end of the 2005 first quarter that resulted in no material change to our consolidated balance sheets.

o We developed a detailed analysis of our future utilization of deferred tax assets and liabilities to ensure the valuation allowance is properly stated.


Other than as discussed above, during the last fiscal quarter, there were no changes in our internal controls over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.


Limitations on the Effectiveness of Controls

Our management, including the Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls and procedures or our internal controls will prevent all errors or intentional fraud. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of such internal controls are met. Further, the design of an internal control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all internal control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Notwithstanding the foregoing limitations, our management believes that our disclosure controls and procedures provide reasonable assurances that the objectives of our control system are met.

PART II  OTHER INFORMATION

We are involved in litigation incidental to our operations. These lawsuits primarily involve claims for workers' compensation, personal injury, or property damage incurred in the transportation of freight.

In June and July 2004, three stockholder class actions were filed against us and certain of our officers and directors. The class actions were filed in the United States District Court - Western District of Texas and generally alleged that false and misleading statements were made in our initial public offering registration statement and prospectus, during the period surrounding our initial pubic offering and up to the press release dated June 16, 2004. The class actions were subsequently consolidated in the United States District Court Western District of Texas under the title In re Central Freight Lines Securities Litigation. The Oklahoma Firefighters Pension and Retirement System has been named lead plaintiff in the consolidated action, and a Consolidated Amended Class Action Complaint was filed on May 9, 2005. The Consolidated Amended Class Action Complaint generally alleges that false and misleading statements were made in our initial public offering registration statement and prospectus, during the period surrounding our initial pubic offering and up to March 17, 2005. We do not believe there is any factual or legal basis for the allegations and we intend to vigorously defend against the suits. We have informed our insurance carrier and have retained outside counsel to assist in our defense. Prior to December 12, 2004, we maintained a $5.0 million directors' and officers' insurance policy with a $350,000 deductible. On December 12, 2004, we increased our directors' and officers' insurance coverage. We currently maintain a $15.0 million directors' and officers' insurance policy with a $350,000 deductible. In the 2004 third quarter, in connection with this litigation, we recorded an expense of $350,000, representing the full deductible amount under our current directors' and officers' insurance policy.

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

Item 4.  Submission of Matters to a Vote of Securities Holders.

         Not applicable.

Item 5.  Other Information.

         Not applicable.

Item 6.  Exhibits.



         Exhibit No.                Description

             3.1                    Amended and Restated Articles of Incorporation of Central Freight Lines, Inc., a Nevada
                                    corporation.  Incorporated by reference to Exhibit 3.1(b) to the Company's Registration
                                    Statement on Form S-1 No. 333-109068.

             3.2                    Bylaws of Central Freight Lines, Inc., a Nevada corporation.  (Incorporated by reference to
                                    Exhibit 3.2 to the Company's Registration Statement on Form S-1 No.333-109068.)

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

             4.2                    Bylaws of Central Freight Lines, Inc., a Nevada corporation.  (Incorporated by reference to
                                    Exhibit 3.2 to this Report on Form 10-Q.)

             10.25                  Obligation Guaranty dated January 31, 2005, by Central Freight Lines, Inc., a Nevada
                                    corporation, for the benefit of Bank of America, N.A., in its capacity as Agent for the benefit of the Lenders.  (Incorporated by reference to Exhibit 10.25 to the Company's Current Report on Form 8-K filed on February 4, 2005.)

             10.26*                 Amended and Restated Credit Agreement, dated March 24, 2005, by and among the Financial
                                    Institutions named Therein as the Lenders, Bank of America, N.A. as the Agent, and Central
                                    Freight Lines, Inc., a Texas corporation, as the Borrower.

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



May 12, 2005

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

              (b) Designed such internal control over financial  reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting andthe preparation of financial statements for external purposes in accordance with generally accepted accounting principles;


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

Date:    May 12, 2005

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

              (b) Designed such internal control over financial  reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting andthe preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

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


Date:    May 12, 2005

                                                     /s/ Jeffrey A. Hale
                                                     Jeffrey A. Hale
                                                     Chief Financial Officer

EXHIBIT 32.1


                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Annual Report of Central Freight Lines, Inc. (the "Company") on Form 10-Q for the period ended April 2, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert V. Fasso, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:


(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                                                     /s/ Robert V. Fasso
                                                     Robert V. Fasso
                                                     Chief Executive Officer
                                                     May 12, 2005

                                  CERTIFICATION PURSUANT TO
                                    18 U.S.C. SECTION 1350,
                                    AS ADOPTED PURSUANT TO
                         SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Annual Report of Central Freight Lines, Inc. (the "Company") on Form 10-Q for the period ended April 2, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jeffrey A. Hale, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
 Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                                                /s/ Jeffrey A. Hale
                                                Jeffrey A. Hale
                                                Chief Financial Officer
                                                May 12, 2005