Form 10-Q/A
period 2005-04-02
CENTRAL FREIGHT LINES INC
filed 2005-05-17
CIK 1085636

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                     Form 10-Q/A
                                    Amendment No. 1

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

                                EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A ("Amendment No. 1") to the Quarterly Report on Form 10-Q of Central Freight Lines, Inc. (the "Company") for the quarter ended April 2, 2005, filed with the Securities Exchange Commission on May 12, 2005 (the "Original Report"), is being filed solely to (i) include Exhibit 10.26, which was inadvertently omitted as an exhibit to the Original Report, (ii) to correct the final paragraph of footnote 4 to the Company's unaudited financial statements in Part I, Item 1 of the Original Report to state that purchase price adjustments of $56,000 (rather than $64,000) were included in short-term notes payable at April 2, 2005, (iii) to delete the eleventh paragraph of footnote 6(b) to the Company's unaudited financial statements, regarding Short-term Notes Payable and Liquidity, in Part I, Item 1 of the Original Report, and (iv) to make non-substantive corrections of certain other typographical errors appearing in Part I, Item 1, Part I, Item 2, and Part I, Item 4 of the Original Report. Further, in filing this Amendment No. 1, the Company is electing to file voluntarily the Company's First Amendment to Amended and Restated Credit Agreement as an additional Exhibit 10.27 and is amending the exhibit list included in Part II, Item 6 of the Original Report to reflect this voluntary filing. The Amended and Restated Credit Agreement was discussed in the Original Report but was not required to be filed under Item 601 of Regulation S-K. In connection with the filing of this Amendment No. 1, the Company is including as exhibits currently dated certifications of its Chief Executive Officer and Chief Financial Officer. For convenience and ease of reference, this Amendment No. 1 sets forth the quarterly report in its entirety with the applicable changes. Other than as set forth above, this Amendment No. 1 does not affect the consolidated financial statements and footnotes or other disclosures filed in the Original Report.

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


CENTRAL FREIGHT LINES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except per share amounts)

(1) Basis of Presentation

The accompanying consolidated financial statements of Central Freight Lines,Inc and its wholly owned subsidiaries ("the Company") have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Quarterly Reports on Form 10-Q and Rule 10-01 of Regulation S-X, and should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2004. Accordingly, significant accounting policies and other disclosures normally provided have been omitted since such information is provided therein.

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

(In thousands, except per share amounts)

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

Under terms of the agreement, the Company paid approximately $7,000 of the purchase price at closing, and an additional $2,200 during 2004. A remaining $864 (including purchase price adjustments of $56) is recorded on the consolidated balance sheet under short-term notes payable at April 2, 2005, and is expected to be paid prior to the end of the 2005-second quarter.



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

The Company signed a letter of intent concerning a sale-leaseback of the new Phoenix terminal and is negotiating the definitive agreements concerning the transaction. It is expected that the transaction will generate approximately $6,000 in net proceeds and the Company will sign a ten-year lease with a ten-year option with annual lease payments of approximately $600 annually. The Company also signed a commitment letter concerning mortgage financing on four other terminal properties that is expected to generate approximately $9,000 in net proceeds. These transactions are subject to customary closing conditions. The transactions are expected to close within 45 to 60 days.

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

Salaries, wages, and benefits. Salaries, wages, and benefits decreased
$4.7 million, or 8.4%, from $55.7 million for the first quarter of 2004 to $51.0 million for the first quarter of 2005. The decrease in salaries, wages, and benefits resulted primarily from a decrease in headcount of approximately 13% offset, in part, by an increase in workers compensation expense due mainly to a single large claim that occurred in January 2005 ($1.0 million - the maximum deductible was expensed), and an increase in miles-based compensation for linehaul drivers due to increases in length of haul. Despite this accident, the average number of injuries reported for 200,000 hours worked in the first quarter of 2005, was 27% lower than the average for 2004.) As a percentage of operating revenues, salaries, wages, and benefits decreased from 57.4% for the 2004 quarter to 57.1% for the 2005 quarter.
Purchased transportation. Purchased transportation decreased $1.3 million, or 9.6%, from $13.6 million for the first quarter of 2004 to $12.3 million for the first quarter of 2005. The decrease in purchased transportation expenses resulted primarily from a decreased usage of third party purchased transportation due to a reduction in total tonnage shipped, an improvement in lane balance and a reduction in total line miles of 9.1%. As a percentage of operating revenues, purchased transportation decreased from 14.0% for the 2004 quarter to 13.8% for the 2005 quarter.

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

Liquidity and Capital Resources

Our business has required substantial, ongoing capital investments, particularly to replace revenue equipment such as tractors and trailers. Our primary sources of liquidity have historically been cash from operations and secured borrowings. During 2005 our net capital expenditure requirements (purchases less proceeds from sales) are expected to be approximately ($3.0) million to $3.0 million (gross capital expenditures for the remainder of 2005 are expected to range between $3.0 million to $9.0 million). Included in this range is approximately $6.0 million for replacing revenue equipment. If we decide to purchase the $6.0 million in replacement equipment, we expect to obtain financing independent from our New Credit Facility.

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


In May 2005 we contracted to sell approximately 14 excess acres in Phoenix for $1.3 million and expect to recognize a gain on the sale. In addition, we entered into agreements in principle covering an estimated $14.0 million to $15.0 million in sale-leaseback and mortgage financing transactions on five terminal properties. We signed a letter of intent concerning a sale-leaseback of a terminal and are negotiating the definitive agreements concerning the transaction. It is expected that the transaction will generate approximately $6.0 million in net proceeds and we will sign a ten-year lease with a ten-year option with annual payments of approximately $0.6 million. We also signed a commitment letter concerning mortgage financing on four other terminal properties that is expected to generate approximately $9.0 million in net proceeds. Both transactions are subject to customary closing conditions. The transactions are expected to close within 45 to 60 days.

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


Net cash used in investing activities was approximately $0.6 million and $9.3 million for the three months ended April 2, 2005 and April 3, 2004 respectively Our capital expenditures (purchases less proceeds from sales) were approximately $0.6 million in the 2005 period and $2.3 million in the 2004 period. In 2004, we paid $7.0 million (of the total purchase price of $10.0 million) for the terminal network and rolling stock of EOFF - our Northwest expansion. We expect our net capital expenditures for the remainder of 2005 to be approximately $(3.0) million to $3.0 million. Included in this range is approximately $6.0 million for replacing revenue equipment. If we decide to purchase the $6.0 million in replacement equipment, we expect to obtain financing independent from our New Credit Facility.

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

             10.27*                 First Amendment to Amended and Restated Credit Agreement, dated May 12, 2005, by and among Central Freight Lines, Inc., a Texas corporation, Required
                                    Lenders under the Credit Agreement, Bank of America, N.A., in its capacity as
                                    Agent for Lenders under the Credit Agreement.

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



May 17, 2005

                                   Central Freight Lines, Inc.





                                   /s/ Jeffrey A. Hale

                                       Jeffrey A. Hale
                              Senior Vice President and Chief Financial Officer

                                 EXHIBIT 10.26



                              AMENDED AND RESTATED
                                CREDIT AGREEMENT


                           Dated as of March 24, 2005

                                      Among

                     THE FINANCIAL INSTITUTIONS NAMED HEREIN

                                 as the Lenders

                                       and

                              BANK OF AMERICA, N.A.

                                  as the Agent

                                       and

                           CENTRAL FREIGHT LINES, INC.

                                 as the Borrower






                                                           TABLE OF CONTENTS
Section                                                                                                       Page

ARTICLE 1 LOANS AND LETTERS OF CREDIT.............................................................................1

         1.1      Total Facility..................................................................................1
         1.2      Revolving Loans.................................................................................1
         1.3      Letters of Credit...............................................................................3
         1.4      Bank Products...................................................................................5

ARTICLE 2 INTEREST AND FEES.......................................................................................6

         2.1      Interest........................................................................................6
         2.2      Continuation and Conversion Elections...........................................................6
         2.3      Maximum Interest Rate...........................................................................7
         2.4      Arrangement Fee.................................................................................7
         2.5      Unused Line Fee.................................................................................7
         2.6      Letter of Credit Fee............................................................................8
         2.7      Vehicle Maintenance Fee.........................................................................8

ARTICLE 3 PAYMENTS AND PREPAYMENTS................................................................................8

         3.1      Revolving Loans.................................................................................8
         3.2      Termination of Facility.........................................................................8
         3.3      Repayments of Obligations.......................................................................8
         3.4      LIBOR Revolving Loan Prepayments................................................................9
         3.5      Payments by the Borrower........................................................................9
         3.6      Payments as Revolving Loans.....................................................................9
         3.7      Apportionment, Application and Reversal of Payments.............................................9
         3.8      Indemnity for Returned Payments................................................................10
         3.9      Agent's and Lenders Books and Records; Monthly Statements......................................10
         3.10     Collection of Accounts.........................................................................10

ARTICLE 4 TAXES, YIELD PROTECTION AND ILLEGALITY.................................................................11

         4.1      Taxes..........................................................................................11
         4.2      Illegality.....................................................................................11
         4.3      Increased Costs and Reduction of Return........................................................12
         4.4      Funding Losses.................................................................................12
         4.5      Inability to Determine Rates...................................................................12
         4.6      Certificates of Agent..........................................................................12
         4.7      Survival.......................................................................................12

ARTICLE 5 BOOKS AND RECORDS; FINANCIAL INFORMATION; NOTICES......................................................13

         5.1      Books and Records..............................................................................13
         5.2      Financial Information..........................................................................13
         5.3      Notices to the Lenders.........................................................................15

ARTICLE 6 GENERAL WARRANTIES AND REPRESENTATIONS.................................................................17

         6.1      Authorization, Validity, and Enforceability of this Agreement and the Loan Documents...........17
         6.2      Validity and Priority of Security Interest.....................................................17
         6.3      Organization and Qualification.................................................................17
         6.4      Corporate Name; Prior Transactions.............................................................17
         6.5      Subsidiaries and Affiliates....................................................................17
         6.6      Financial Statements and Projections...........................................................18
         6.7      Capitalization.................................................................................18
         6.8      Solvency.......................................................................................18
         6.9      Debt...........................................................................................18
         6.10     Distributions..................................................................................18
         6.11     Real Estate; Leases............................................................................18
         6.12     Proprietary Rights.............................................................................18
         6.13     Trade Names....................................................................................18
         6.14     Litigation.....................................................................................19
         6.15     Labor Disputes.................................................................................19
         6.16     Environmental Laws.............................................................................19
         6.17     No Violation of Law............................................................................20
         6.18     No Default.....................................................................................20
         6.19     ERISA Compliance...............................................................................20
         6.20     Taxes..........................................................................................20
         6.21     Regulated Entities.............................................................................20
         6.22     Use of Proceeds; Margin Regulations............................................................21
         6.23     Copyrights, Patents, Trademarks and Licenses, etc..............................................21
         6.24     No Material Adverse Change.....................................................................21
         6.25     Full Disclosure................................................................................21
         6.26     Material Agreements............................................................................21
         6.27     Bank Accounts..................................................................................21
         6.28     Governmental Authorization.....................................................................21

ARTICLE 7 AFFIRMATIVE AND NEGATIVE COVENANTS.....................................................................22

         7.1      Taxes and Other Obligations....................................................................22
         7.2      Legal Existence and Good Standing..............................................................22
         7.3      Compliance with Law and Agreements; Maintenance of Licenses....................................22
         7.4      Maintenance of Property; Inspection of Property................................................22
         7.5      Insurance......................................................................................22
         7.6      Insurance and Condemnation Proceeds............................................................23
         7.7      Environmental Laws.............................................................................23
         7.8      Compliance with ERISA..........................................................................23
         7.9      Mergers, Consolidations or Sales...............................................................23
         7.10     Distributions; Capital Change; Restricted Investments..........................................24
         7.11     Transactions Affecting Collateral or Obligations...............................................24
         7.12     Guaranties.....................................................................................24
         7.13     Debt...........................................................................................24
         7.14     Prepayment.....................................................................................24
         7.15     Transactions with Affiliates...................................................................24
         7.16     Investment Banking and Finder's Fees...........................................................24
         7.17     Business Conducted.............................................................................25
         7.18     Liens..........................................................................................25
         7.19     Sale and Leaseback Transactions................................................................25
         7.20     Subsidiaries...................................................................................25
         7.21     Fiscal Year....................................................................................25
         7.22     Capital Expenditures...........................................................................25
         7.23     Fixed Charge Coverage Ratio/Minimum EBITDA.....................................................26
         7.24     Use of Proceeds................................................................................27
         7.25     Further Assurances.............................................................................27
         7.26     Collateral.....................................................................................27
         7.27     Tax Shelter Regulations........................................................................27
         7.28     Permitted Acquisitions.........................................................................28
         7.29     Appraisals.....................................................................................29
         7.30     Post Closing Agreements and Mortgages..........................................................29
         7.31     Solvency.......................................................................................29

ARTICLE 8 CONDITIONS OF LENDING..................................................................................30

         8.1      Conditions Precedent to Making of Loans on the Closing Date....................................30
         8.2      Conditions Precedent to Each Loan..............................................................31

ARTICLE 9 DEFAULT; REMEDIES......................................................................................32

         9.1      Events of Default..............................................................................32
         9.2      Remedies.......................................................................................34

ARTICLE 10 TERM AND TERMINATION..................................................................................35

         10.1     Term and Termination...........................................................................35

ARTICLE 11 AMENDMENTS; WAIVERs; PARTICIPATIONS; ASSIGNMENTS; SUCCESSORS..........................................35

         11.1     Amendments and Waivers.........................................................................35
         11.2     Assignments; Participations....................................................................36

ARTICLE 12 THE AGENT.............................................................................................38

         12.1     Appointment and Authorization..................................................................38
         12.2     Delegation of Duties...........................................................................38
         12.3     Liability of Agent.............................................................................38
         12.4     Reliance by Agent..............................................................................39
         12.5     Notice of Default..............................................................................39
         12.6     Credit Decision................................................................................39
         12.7     Indemnification................................................................................39
         12.8     Agent in Individual Capacity...................................................................40
         12.9     Successor Agent................................................................................40
         12.10    Withholding Tax................................................................................40
         12.11    Collateral Matters.............................................................................41
         12.12    Restrictions on Actions by Lenders; Sharing of Payments........................................42
         12.13    Agency for Perfection..........................................................................42
         12.14    Payments by Agent to Lenders...................................................................42
         12.15    Settlement.....................................................................................43
         12.16    Letters of Credit; Intra-Lender Issues.........................................................45
         12.17    Concerning the Collateral and the Related Loan Documents.......................................47
         12.18    Field Audit and Examination Reports; Disclaimer by Lenders.....................................47
         12.19    Relation Among Lenders.........................................................................47

ARTICLE 13 MISCELLANEOUS.........................................................................................48

         13.1     No Waivers; Cumulative Remedies................................................................48
         13.2     Severability...................................................................................48
         13.3     Governing Law; Choice of Forum; Service of Process.............................................48
         13.4     WAIVER OF JURY TRIAL...........................................................................49
         13.5     Survival of Representations and Warranties.....................................................49
         13.6     Other Security and Guaranties..................................................................49
         13.7     Fees and Expenses..............................................................................49
         13.8     Notices........................................................................................50
         13.9     Waiver of Notices..............................................................................50
         13.10    Binding Effect.................................................................................50
         13.11    Indemnity of the Agent and the Lenders by the Borrower.........................................51
         13.12    Limitation of Liability........................................................................51
         13.13    Final Agreement................................................................................51
         13.14    Counterparts...................................................................................51
         13.15    Captions...................................................................................... 51
         13.16    Right of Setoff................................................................................52
         13.17    Confidentiality................................................................................52
         13.18    Conflicts with Other Loan Documents............................................................52
         13.19    USA PATRIOT Act Notice.........................................................................53
         13.20    Chapter 346....................................................................................53
         13.21    Restatement of Original Credit Agreement.......................................................53
         13.22    Confirmations..................................................................................53






                                              ANNEXES, EXHIBITS AND SCHEDULES


ANNEX A             -    DEFINED TERMS

EXHIBIT A           -    FORM OF REVOLVING LOAN NOTE

EXHIBIT B           -    FORM OF BORROWING BASE CERTIFICATE

EXHIBIT C           -    LEFT INTENTIONALLY BLANK

EXHIBIT D           -    FORM OF NOTICE OF BORROWING

EXHIBIT E           -    FORM OF NOTICE OF CONTINUATION/CONVERSION

EXHIBIT F           -    FORM OF ASSIGNMENT AND ACCEPTANCE AGREEMENT

SCHEDULE 1.2 - LENDERS' COMMITMENTS (ANNEX A - DEFINED TERMS)

SCHEDULE 6.3 - ORGANIZATION AND QUALIFICATIONS

SCHEDULE 6.4 - PRIOR TRANSACTIONS

SCHEDULE 6.5 - SUBSIDIARIES AND AFFILIATES

SCHEDULE 6.9 - DEBT AND EXISTING LETTERS OF CREDIT

SCHEDULE 6.11 - REAL ESTATE; LEASES

SCHEDULE 6.12 - PROPRIETARY RIGHTS

SCHEDULE 6.13 - TRADE NAMES

SCHEDULE 6.14 - LITIGATION

SCHEDULE 6.15 - LABOR DISPUTES

SCHEDULE 6.16 - ENVIRONMENTAL LAW

SCHEDULE 6.19 - ERISA COMPLIANCE

SCHEDULE 6.26 - MATERIAL AGREEMENTS

SCHEDULE 6.27 - BANK ACCOUNTS

SCHEDULE 7.9A -  REAL PROPERTY HELD FOR SALE

SCHEDULE 7.9B -  REAL PROPERTY HELD FOR FINANCING OR SALE/LEASEBACK

                                 EXHIBIT 10.26


                      AMENDED AND RESTATED CREDIT AGREEMENT

This Amended and Restated Credit Agreement, dated as of March 24, 2005, (this "Agreement") among the financial institutions from time to time parties hereto (such financial institutions, together with their respective successors and assigns, are referred to hereinafter each individually as a "Lender" and collectively as the "Lenders"), Bank of America, N.A. with an office at 901 Main Street, 22nd Floor, Dallas, Texas 75202, as agent for the Lenders (in its capacity as agent, the "Agent"), and Central Freight Lines, Inc., a Texas corporation, with offices at 5601 West Waco Drive, Waco, Texas 76710 (the "Borrower").

                              W I T N E S S E T H:

WHEREAS, the Borrower, Lenders, and Agent have entered into that certain Credit Agreement dated as of January 31, 2005 ("Original Credit Agreement");

WHEREAS, subject to the terms and conditions set forth below, Borrower, Lenders, and the Agent desire to entirely amend, modify, and restate the Original Credit Agreement to provide for, among other things (a) updates to the Schedules thereto; (b) addition of Lenders thereto; and (c) modification and amendment to certain provisions therein, subject to the terms and conditions set forth in this Agreement;

WHEREAS, the amendment and restatement of the Original Credit Agreement hereunder is not intended by the parties to constitute either a novation or a discharge or satisfaction of the indebtedness and "Obligations" under the Original Credit Agreement, which indebtedness and obligations under the Original Credit Agreement shall remain outstanding hereunder on the terms and conditions hereinafter provided.

WHEREAS, capitalized terms used in this Agreement and not otherwise defined herein shall have the meanings ascribed thereto in Annex A which is attached hereto and incorporated herein; the rules of construction contained therein shall govern the interpretation of this Agreement, and all Annexes, Exhibits and Schedules attached hereto are incorporated herein by reference;

WHEREAS, the Lenders have agreed to continue to make available to the Borrower a revolving credit facility upon the terms and conditions set forth in this Agreement.

NOW, THEREFORE, in consideration of the mutual conditions and agreements set forth in this Agreement, and for good and valuable consideration, the receipt of which is hereby acknowledged, the Lenders, the Agent, and the Borrower hereby agree as follows.

ARTICLE 1
                           LOANS AND LETTERS OF CREDIT

1.1  Total Facility.

     Subject to all of the terms and conditions of this Agreement, the Lenders agree to make available a total credit facility of up to $70,000,000 (the "Total Facility") to the Borrower from time to time during the term of this Agreement. The Total Facility shall be composed of a revolving line of credit consisting of Revolving Loans and Letters of Credit.

1.2  Revolving Loans.

     (a) (i) Amounts. Subject to the satisfaction of the conditions precedent set forth in Article 8, each Lender severally, but not jointly, agrees, upon the Borrower's request from time to time on any Business Day during the period from the Closing Date to the Termination Date, to make revolving loans (the "Revolving Loans") to the Borrower in amounts not to exceed such Lender's Pro Rata Share of Availability, except for Non-Ratable Loans and Agent Advances. The Lenders, however, in their unanimous discretion, may elect to make Revolving Loans or issue or arrange to have issued Letters of Credit in excess of the Borrowing Base on one or more occasions, but if they do so, neither the Agent nor the Lenders shall be deemed thereby to have changed the limits of the Borrowing Base or to be obligated to exceed such limits on any other occasion. If the Aggregate Revolver Outstandings would exceed Availability after giving effect to any Borrowing, the Lenders may refuse to make or may otherwise restrict the making of Revolving Loans as the Lenders determine until such excess has been eliminated, subject to the Agent's authority, in its sole discretion, to make Agent Advances pursuant to the terms of Section 1.2(i).

     (ii) Upon the request of any Lender, Borrower shall execute and deliver to such Lender a note to evidence the Revolving Loan of that Lender. Each note shall be in the principal amount of the Lender's Pro Rata Share of the Revolving Loan Commitments, dated the date hereof and substantially in the form of Exhibit A (each a "Revolving Loan Note" and, collectively, the "Revolving Loan Notes"). Each Revolving Loan Note shall represent the obligation of Borrower to pay the amount of Lender's Pro Rata Share of the Revolving Loan Commitments, or, if less, such Lender's Pro Rata Share of the aggregate unpaid principal amount of all Revolving Loans to Borrower together with interest thereon as prescribed in Section 1.2. The entire unpaid balance of the Revolving Loan and all other non-contingent Obligations shall be immediately due and payable in full in immediately available funds on the Termination Date.

(b)      Procedure for Borrowing.

     (1) Each Borrowing shall be made upon the Borrower's irrevocable written notice delivered to the Agent in the form of a notice of borrowing ("Notice of Borrowing"), which must be received by the Agent prior to (i) 11:00 a.m. (Central Standard Time) three Business Days prior to the requested Funding Date, in the case of LIBOR Revolving Loans and (ii) 11:00 a.m. (Central Standard Time) on the requested Funding Date, in the case of Base Rate Revolving Loans, specifying:

     (A) the amount of the Borrowing, which in the case of a LIBOR Revolving Loan must equal or exceed $2,000,000 (and increments of $500,000 in excess of such amount);

     (B) the requested Funding Date, which must be a Business Day;

     (C) whether the Revolving Loans requested are to be Base Rate Revolving Loans or LIBOR Revolving Loans (and if not specified, it shall be deemed a request for a Base Rate Revolving Loan); and

     (D) the duration of the Interest Period for LIBOR Revolving Loans (and if not specified, it shall be deemed a request for an Interest Period of one month);

     provided, however, that with respect to the Borrowing to be made on the Closing Date, such Borrowing will consist of Base Rate Revolving Loans only.

     (2) In lieu of delivering a Notice of Borrowing, the Borrower may give the Agent telephonic notice of such request for advances to the Designated Account on or before the deadline set forth above. The Agent at all times shall be entitled to rely on such telephonic notice in making such
     Revolving  Loans,   regardless  of  whether  any  written  confirmation  is
     received.

     (3) The Borrower shall have no right to request a LIBOR Revolving Loan while a Default or Event of Default has occurred and is continuing.

     (c) Reliance upon Authority. Prior to the Closing Date, the Borrower shall deliver to the Agent, a notice setting forth the account of the Borrower (including any account which Borrower may from time to time designate in writing to Agent as a successor account, the "Designated Account") to which the Agent is authorized to transfer the proceeds of the Revolving Loans requested hereunder. The Borrower may designate a replacement account from time to time by written notice. All such Designated Accounts must be reasonably satisfactory to the Agent. The Agent is entitled to rely conclusively on any person's request for Revolving Loans on behalf of the Borrower, so long as the proceeds thereof are to be transferred to the Designated Account. The Agent has no duty to verify the identity of any individual representing himself or herself as a person authorized by theBorrower to make such requests on its behalf.

     (d) No Liability. The Agent shall not incur any liability to the Borrower as a result of acting upon any notice referred to in Sections 1.2(b) and
     (c), which the Agent believes in good faith to have been given by an officer or other person duly authorized by the Borrower to request Revolving Loans on its behalf. The crediting of Revolving Loans to the Designated Account conclusively establishes the obligation of the Borrower to repay such Revolving Loans as provided herein.

     (e) Notice Irrevocable. Any Notice of Borrowing (or telephonic notice in lieu thereof) made pursuant to Section 1.2(b) shall be irrevocable. The Borrower shall be bound to borrow the funds requested therein in accordance therewith.

     (f) Agent's Election. Promptly after receipt of a Notice of Borrowing (or telephonic notice in lieu thereof), the Agent shall elect to have the terms of Section 1.2(g) or the terms of Section 1.2(h) apply to such requested Borrowing. If the Bank declines in its sole discretion to make a Non-Ratable Loan pursuant to Section 1.2(h), the terms of Section 1.2(g) shall apply to the requested Borrowing.

     (g) Making of  Revolving  Loans.  If Agent elects to have the terms of this
     Section 1.2(g) apply to a requested Borrowing, then promptly after receipt of a Notice of Borrowing or telephonic notice in lieu thereof, the Agent shall notify the Lenders by telecopy, telephone or e-mail of the requested Borrowing. Each Lender shall transfer its Pro Rata Share of the requested Borrowing available to the Agent in immediately available funds, to the account from time to time designated by Agent, not later than 12:00 noon (Central Standard Time) on the applicable Funding Date. After the Agent's receipt of all proceeds of such Revolving Loans, the Agent shall make the proceeds of such Revolving Loans available to the Borrower on the applicable Funding Date by transferring same day funds to the Designated Account; provided, however, that the amount of Revolving Loans so made on any date shall not exceed the Availability on such date.

(h)      Making of Non-Ratable Loans.

     (A)......If  Agent elects,  with the consent of the Bank, to have the terms of this Section 1.2(h) apply to a requested Borrowing, the Bank shall make a Revolving Loan in the amount of that Borrowing available to the Borrower on the applicable Funding Date by transferring same day funds to Borrower's Designated Account. Each Revolving Loan made solely by the Bank pursuant to this Section is herein referred to as a "Non-Ratable Loan", and such Revolving Loans are collectively referred to as the "Non-Ratable Loans." Each Non-Ratable Loan shall be subject to all the terms and conditions applicable to other Revolving Loans except that all payments thereon shall be payable to the Bank solely for its own account. The aggregate amount of Non-Ratable Loans outstanding at any time shall not exceed $10,000,000. The Agent shall not request the Bank to make any Non-Ratable Loan if (1) the Agent has received written notice from any Lender that one or more of the applicable conditions precedent set forth in Article 8 will not be satisfied on the requested Funding Date for the applicable Borrowing, or
     (2) the requested Borrowing would exceed Availability on that Funding Date.

     (B)......The Non-Ratable Loans shall be secured by the Agent's Liens in and to the Collateral and shall constitute Base Rate Revolving Loans, or LIBOR Revolving Loans, as requested by Borrower, and shall be Obligations hereunder.

(i)      Agent Advances.

     (A)......Subject   to  the  limitations  set  forth  below,  the  Agent  is
     authorized by the Borrower and the Lenders, from time to time in the Agent's sole discretion, (A) after the occurrence of a Default or an Event of Default, or (B) at any time that any of the other conditions precedent set forth in Article 8 have not been satisfied, to make Base Rate Revolving Loans to the Borrower on behalf of the Lenders in an aggregate amount outstanding at any time not to exceed 10% of the Borrowing Base which the Agent, in its reasonable business judgment, deems necessary or desirable
     (1) to preserve or protect the Collateral, or any portion thereof, (2) to enhance the likelihood of, or maximize the amount of, repayment of the Loans and other Obligations, or (3) to pay any other amount chargeable to the Borrower pursuant to the terms of this Agreement, including costs, fees and expenses as described in Section 13.7 (any of such advances are herein referred to as "Agent Advances"); provided, that the Majority Lenders may at any time revoke the Agent's authorization to make Agent Advances. Any such revocation must be in writing and shall become effective prospectively upon the Agent's receipt thereof.
                                     Page 2

(B)......The Agent Advances shall be secured by the Agent's Liens in and to
     the  Collateral  and  shall   constitute  Base  Rate  Revolving  Loans  and
     Obligations hereunder.

1.3   Letters of Credit.

     (a) Agreement to Issue or Cause To Issue. Subject to the terms and conditions of this Agreement, the Agent agrees (i) to cause the Letter of Credit Issuer to issue for the account of the Borrower one or more commercial/documentary and standby letters of credit (each a "Letter of Credit" and collectively, the "Letters of Credit") and/or (ii) to provide credit support or other enhancement to a Letter of Credit Issuer acceptable to Agent, which issues a Letter of Credit for the account of the Borrower (any such credit support or enhancement being herein referred to as a "Credit Support") from time to time during the term of this Agreement. All Existing Letters of Credit shall be deemed to have been issued pursuant hereto, and from and after the Closing Date shall be subject to and governed by the terms and conditions hereof

     (b) Amounts; Outside Expiration Date. The Agent shall not have any obligation to issue or cause to be issued any Letter of Credit or to provide Credit Support for any Letter of Credit at any time if: (i) the maximum face amount of the requested Letter of Credit is greater than the Unused Letter of Credit Subfacility at such time; (ii) the maximum undrawn amount of the requested Letter of Credit and all commissions, fees, and charges due from the Borrower in connection with the opening thereof would exceed Availability at such time; or (iii) such Letter of Credit has an expiration date less than 30 days prior to the Stated Termination Date or more than 12 months from the date of issuance for standby letters of credit and 180 days for documentary letters of credit. With respect to any Letter of Credit which contains any "evergreen" or automatic renewal provision, each Lender shall be deemed to have consented to any such extension or renewal unless any such Lender shall have provided to the Agent, written notice that it declines to consent to any such extension or renewal at least thirty (30) days prior to the date on which the Letter of Credit Issuer is entitled to decline to extend or renew the Letter of Credit. If all of the requirements of this Section 1.3 are met and no Default or Event of Default has occurred and is continuing, no Lender shall decline to consent to any such extension or renewal. Unless otherwise consented to by Agent, all Letters of Credit must call for sight drafts to be drawn, and must be issued in Dollars.

     (c) Other  Conditions.  In addition to  conditions  precedent  contained in
     Article 8, the obligation of the Agent to issue or to cause to be issued any Letter of Credit or to provide Credit Support for any Letter of Credit is subject to the following conditions precedent having been satisfied in a manner satisfactory to the Agent in its sole discretion:

     (1) The Borrower shall have delivered to the Letter of Credit Issuer, at such times and in such manner as such Letter of Credit Issuer may prescribe, an application in form and substance satisfactory to such Letter of Credit Issuer and reasonably satisfactory to the Agent for the issuance of the Letter of Credit and such other documents as may be required pursuant to the terms thereof, and the form, terms and purpose of the proposed Letter of Credit shall be reasonably satisfactory to the Agent and the Letter of Credit Issuer; and

     (2) As of the date of issuance, no order of any court, arbitrator or Governmental Authority shall purport by its terms to enjoin or restrain money center banks generally from issuing letters of credit of the type and in the amount of the proposed Letter of Credit, and no law, rule or regulation applicable to money center banks generally and no request or directive (whether or not having the force of law) from any Governmental Authority with jurisdiction over money center banks generally shall prohibit, or request that the proposed Letter of Credit Issuer refrain from, the issuance of letters of credit generally or the issuance of such Letter of Credit.

(d)      Issuance of Letters of Credit.
     (1) Request for Issuance. Borrower must notify the Agent of a requested Letter of Credit at least three (3) Business Days prior to the proposed issuance date. Such notice shall be irrevocable and must specify the maximum face amount of the Letter of Credit requested, the Business Day of issuance of such requested Letter of Credit, whether such Letter of Credit may be drawn in a single or in partial draws, the Business Day on which the requested Letter of Credit is to expire, the purpose for which such Letter of Credit is to be issued, and the beneficiary of the requested Letter of Credit. The Borrower shall attach to such notice the proposed form of the Letter of Credit.

     (2) Responsibilities of the Agent; Issuance. As of the Business Day immediately preceding the requested issuance date of the Letter of Credit, the Agent shall determine the amount of the applicable Unused Letter of Credit Subfacility and Availability. If (i) the maximum face amount of the requested Letter of Credit is less than the Unused Letter of Credit Subfacility and (ii) the amount of such requested Letter of Credit and all commissions, fees, and charges due from the Borrower in connection with the opening thereof would not exceed Availability, the Agent shall cause the Letter of Credit Issuer to issue the requested Letter of Credit on the requested issuance date so long as the other conditions hereof are met.

     (3) No Extensions or Amendment. The Agent shall not be obligated to cause the Letter of Credit Issuer to extend or amend any Letter of Credit issued pursuant hereto unless the requirements of this Section 1.3 are met as though a new Letter of Credit were being requested and issued.

     (e) Payments Pursuant to Letters of Credit. The Borrower agrees to reimburse immediately the Letter of Credit Issuer for any draw under any Letter of Credit and the Agent for the account of the Lenders upon any payment pursuant to any Credit Support, and to pay the Letter of Credit Issuer the amount of all other charges and fees payable to the Letter of Credit Issuer in connection with any Letter of Credit immediately when due, irrespective of any claim, setoff, defense or other right which the Borrower may have at any time against the Letter of Credit Issuer or any other Person. Each drawing under any Letter of Credit shall constitute a request by the Borrower to the Agent for a Borrowing of a Base Rate Revolving Loan in the amount of such drawing. The Funding Date with respect to such borrowing shall be the date of such drawing.

(f)      Indemnification; Exoneration; Power of Attorney.

     (1) Indemnification. In addition to amounts payable as elsewhere provided in this Section 1.3, the Borrower agrees to protect, indemnify, pay and save the Letter of Credit Issuer, the Lenders and the Agent harmless from and against any and all claims, demands, liabilities, damages, losses, costs, charges and expenses (including reasonable attorneys' fees) which any Lender or the Agent (other than a Lender in its capacity as Letter of Credit Issuer) may incur or be subject to as a consequence, direct or indirect, of the issuance of any Letter of Credit or the provision of any Credit Support or enhancement in connection therewith. The Borrower's obligations under this Section shall survive payment of all other Obligations.

     (2) Assumption of Risk by the Borrower. As among the Borrower, the Lenders, the Letter of Credit Issuer, and the Agent, the Borrower assumes all risks of the acts and omissions of, or misuse of any of the Letters of Credit by, the respective beneficiaries of such Letters of Credit. In furtherance and not in limitation of the foregoing, the Lenders and the Agent shall not be responsible for and the Borrower shall not be relieved of any of its obligations hereunder on account of: (A) the form, validity, sufficiency, accuracy, genuineness or legal effect of any document submitted by any Person in connection with the application for and issuance of and presentation of drafts with respect to any of the Letters of Credit, even if it should prove to be in any or all respects invalid, insufficient, inaccurate, fraudulent or forged; (B) the validity or sufficiency of any instrument transferring or assigning or purporting to transfer or assign any Letter of Credit or the rights or benefits thereunder or proceeds thereof, in whole or in part, which may prove to be invalid or ineffective for any reason; (C) the failure of the beneficiary of any Letter of Credit to comply duly with conditions required in order to draw upon such Letter of Credit; (D) errors, omissions, interruptions, or delays in transmission or delivery of any messages, by mail, cable, telegraph, telex or otherwise, whether or not they be in cipher; (E) errors in interpretation of technical terms; (F) any loss or delay in the transmission or otherwise of any document required in order to make a drawing under any Letter of Credit or of the proceeds thereof; (G) the misapplication by the beneficiary of any Letter of Credit of the proceeds of any drawing under such Letter of Credit; (H) any consequences arising from causes beyond the control of the Lenders or the Agent, including any act or omission, whether rightful or wrongful, of any present or future de jure or de facto Governmental
     Authority or (I) the Letter of Credit Issuer's honor of a draw for which the draw, any certificate, or any other document fails to comply in any respect with the terms of the Letter of Credit. None of the foregoing shall affect, impair or prevent the vesting of any rights or powers of the Agent or any Lender under this Section 1.3(f).

     (3) Exoneration. Without limiting the foregoing, no action or omission whatsoever by Agent, any Lender, or the Letter of Credit Issuer shall result in any liability of Agent, any Lender, or the Letter of Credit Issuer to the Borrower, or relieve the Borrower of any of its obligations hereunder to any such Person.

     (4) Rights Against Letter of Credit Issuer. Nothing contained in this Agreement is intended to limit the Borrower's rights, if any, with respect to the Letter of Credit Issuer which arise as a result of the letter of credit application and related documents executed by and between the Borrower and the Letter of Credit Issuer.

     (5) Account Party. The Borrower hereby authorizes and directs any Letter of Credit Issuer to name the Borrower as the "Account Party" therein and to deliver to the Agent all instruments, documents and other writings and property received by the Letter of Credit Issuer pursuant to the Letter of Credit, and to accept and rely upon the Agent's instructions and agreements with respect to all matters arising in connection with the Letter of Credit or the application therefor.

     (g) Supporting Letter of Credit; Cash Collateral. If, notwithstanding the provisions of Section 1.3(b) and Section 10.1, any Letter of Credit or Credit Support is outstanding upon the termination of this Agreement, then upon such termination the Borrower shall, at the request of Agent in its sole discretion, either: (A) deposit with the Agent, for the ratable benefit of the Agent and the Lenders, with respect to each Letter of Credit or Credit Support then outstanding (the "Remaining Letter of Credit Obligations"), a standby letter of credit (a "Supporting Letter of Credit") in form and substance satisfactory to the Agent, issued by an issuer satisfactory to the Agent in an amount equal to 110% of the greatest amount for which such Letter of Credit or such Credit Support may be drawn, under which Supporting Letter of Credit the Agent is entitled to draw amounts necessary to reimburse the Agent and the Lenders for payments to be made by the Agent and the Lenders under such Letter of Credit or Credit Support and any fees and expenses associated with such Letter of Credit or Credit Support. Such Supporting Letter of Credit shall be held by the Agent, for the ratable benefit of the Agent and the Lenders, as security for, and to provide for the payment of, the aggregate undrawn amount of such Letters of Credit or such Credit Support remaining outstanding, or (B) pledge or deposit with or deliver to Agent, for the benefit of the Letter of Credit Issuer, the Agent, and the Lenders, as collateral for the Remaining Letter of Credit Obligations, cash or deposit account balances in the amount of 110% of the Remaining Letter of Credit Obligations, pursuant to documentation in form and substance satisfactory to the Agent and the Letter of Credit Issuer (which documents are hereby consented to by the Lenders). The Borrower hereby grants to the Agent, for the benefit of the Agent, the Letter of Credit Issuer, and the Lenders, a security interest in all such cash, deposit accounts, and all balances therein, and all proceeds of the foregoing. Cash Collateral shall be maintained in blocked, non-interest bearing deposit accounts at Bank of America, N.A..

1.4  Bank Products.

     The Borrower may request and the Agent may, in its sole and absolute discretion, arrange for the Borrower to obtain from the Bank or the Bank's Affiliates Bank Products although the Borrower is not required to do so. If Bank Products are provided by an Affiliate of the Bank, the Borrower agrees to indemnify and hold the Agent, the Bank and the Lenders harmless from any and all costs and obligations now or hereafter incurred by the Agent, the Bank or any of the Lenders which arise from any indemnity given by the Agent to its Affiliates related to such Bank Products; provided, however, nothing contained herein is intended to limit the Borrower's rights, with respect to the Bank or its Affiliates, if any, which arise as a result of the execution of documents by and between the Borrower and the Bank which relate to Bank Products. The agreement contained in this Section shall survive termination of this Agreement. The Borrower acknowledges and agrees that the obtaining of Bank Products from the Bank or the Bank's Affiliates (a) is in the sole and absolute discretion of the Bank or the Bank's Affiliates, and (b) is subject to all rules and regulations of the Bank or the Bank's Affiliates.

ARTICLE 2
                                INTEREST AND FEES

2.1   Interest.

     (a) Interest Rates. All outstanding Obligations shall bear interest on the unpaid principal amount thereof (including, to the extent permitted by law, on interest thereon not paid when due) from the date made until paid in full in cash at a rate determined by reference to the Base Rate or the LIBOR Rate plus the Applicable Margins as set forth below, but not to exceed the Maximum Rate. If at any time Loans are outstanding with respect to which the Borrower has not delivered to the Agent a notice specifying the basis for determining the interest rate applicable thereto in accordance herewith, those Loans shall bear interest at a rate determined by reference to the Base Rate until notice to the contrary has been given to the Agent in accordance with this Agreement and such notice has become effective. Except as otherwise provided herein, the outstanding Obligations shall bear interest as follows:

     (i) For all Base Rate Revolving Loans and other Obligations (other than LIBOR Revolving Loans) at a fluctuating per annum rate equal to the lesser of : (A) the Maximum Rate, and (B) the Base Rate plus the Applicable Margin; and

     (ii) For all LIBOR Revolving Loans at a per annum rate equal to the lesser of : (A) the Maximum Rate, and (B) the LIBOR Rate plus the Applicable Margin.

     Each change in the Base Rate shall be reflected in the interest rate applicable to Base Rate Revolving Loans as of the effective date of such change. All interest charges shall be computed on the basis of a year of 360 days and actual days elapsed. The Borrower shall pay to the Agent, for the ratable benefit of Lenders, interest accrued on all Base Rate Revolving Loans in arrears on the first day of each month hereafter and on the Termination Date. The Borrower shall pay to the Agent, for the ratable benefit of Lenders, interest on all LIBOR Revolving Loans in arrears on each LIBOR Interest Payment Date.

     (b) Default Rate. If any Default or Event of Default occurs and is continuing and the Agent or the Required Lenders in their discretion so elect, then, while any such Default or Event of Default is continuing, all of the Obligations shall bear interest at the lesser of (i) the Maximum Rate, and (ii) the Default Rate applicable thereto.

2.2   Continuation and Conversion Elections.

(a)      The Borrower may:

     (i) elect, as of any Business Day, in the case of Base Rate Revolving Loans to convert any Base Rate Revolving Loans (or any part thereof in an amount not less than $2,000,000, or that is in an integral multiple of $500,000 in excess thereof) into LIBOR Revolving Loans; or

     (ii) elect, as of the last day of the applicable Interest Period, to continue any LIBOR Revolving Loans having Interest Periods expiring on such day (or any part thereof in an amount not less than $2,000,000, or that is in an integral multiple of $500,000 in excess thereof);

     provided, that if at any time the aggregate amount of LIBOR Revolving Loans in respect of any Borrowing is reduced, by payment, prepayment, or conversion of part thereof to be less than $500,000, such LIBOR Revolving Loans shall automatically convert into Base Rate Revolving Loans; provided further that if the notice shall fail to specify the duration of the Interest Period, such Interest Period shall be one month.

     (b) The Borrower shall deliver a notice of continuation/conversion ("Notice of Continuation/Conversion") to the Agent not later than 11:00 a.m. (Central Standard Time) at least three (3) Business Days in advance of the Continuation/Conversion Date, if the Loans are to be converted into or continued as LIBOR Revolving Loans and specifying:

(i)      the proposed Continuation/Conversion Date;

(ii)     the aggregate amount of Loans to be converted or renewed;

(iii) the type of Loans resulting from the proposed conversion or continuation; and

(iv) the duration of the requested Interest Period, provided, however, the Borrower may not select an Interest Period that ends after the Stated Termination Date.

     (c) If upon the expiration of any Interest Period applicable to LIBOR Revolving Loans, the Borrower has failed to select timely a new Interest Period to be applicable to LIBOR Revolving Loans or if any Default or Event of Default then exists, the Borrower shall be deemed to have elected to convert such LIBOR Revolving Loans into Base Rate Revolving Loans effective as of the expiration date of such Interest Period.

     (d) The Agent will promptly notify each Lender of its receipt of a Notice of Continuation/Conversion. All conversions and continuations shall be made ratably according to the respective outstanding principal amounts of the Loans with respect to which the notice was given held by each Lender.

     (e) There may not be more than six (6) different LIBOR Revolving Loans in effect hereunder at any time.

2.3  Maximum  Interest  Rate.

     In no event shall any interest rate provided for hereunder (including any fees or other compensation which are deemed or determined to be interest) exceed the maximum rate legally chargeable by any Lender under applicable law for such Lender with respect to loans of the type provided for hereunder (the "Maximum Rate"). If, in any period, any interest, absent such limitation, would have exceeded the Maximum Rate, then the interest rate for that period shall be the Maximum Rate, and, if in future periods, that interest rate would otherwise be less than the Maximum Rate, then that interest rate shall remain at the Maximum Rate until such time as the amount of interest paid hereunder equals the amount of interest which would have been paid if the same had not been limited by the Maximum Rate. In the event that, upon payment in full of the Obligations, the total amount of interest paid or accrued under the terms of this Agreement is less than the total amount of interest which would, but for this Section 2.3, have been paid or accrued if the interest rate otherwise set forth in this Agreement had at all times been in effect, then the Borrower shall, to the extent permitted by applicable law, pay the Agent, for the account of the Lenders, an amount equal to the excess of (a) the lesser of (i) the amount of interest which would have been charged if the Maximum Rate had, at all times, been in effect or (ii) the amount of interest which would have accrued had the interest rate otherwise set forth in this Agreement, at all times, been in effect over (b) the amount of interest actually paid or accrued under this Agreement. If the Agent and/or any Lender has received interest and other charges hereunder in excess of the Maximum Rate, such excess shall be deemed received on account of, and shall automatically be applied to reduce, the Obligations other than interest, and if there are no Obligations outstanding, the Agent and/or such Lender shall refund to the Borrower such excess.

2.4  Arrangement  Fee.

     The Borrower agrees to pay the Agent on the Closing Date an arrangement fee (the "Arrangement Fee") as set forth in the letter dated January 14, 2005, between the Agent and Borrower, as amended.

2.5  Unused  Line  Fee.

     On the first day of each month hereafter and on the Termination Date the Borrower agrees to pay to the Agent, for the account of the Lenders, in accordance with their respective Pro Rata Shares, an unused line fee (the "Unused Line Fee") equal to the Applicable Margin for the Unused Line Fee times the amount by which the Maximum Revolver Amount exceeded the sum of the average daily outstanding amount of Revolving Loans and the average daily undrawn face amount of outstanding Letters of Credit, during the immediately preceding month or shorter period if calculated for the first month hereafter or on the Termination Date. The Unused Line Fee shall be computed on the basis of a 360-day year for the actual number of days elapsed. All principal payments received by the Agent shall be deemed to be credited to the Borrower's Loan Account immediately upon receipt for purposes of calculating the Unused Line Fee pursuant to this Section 2.5.

2.6  Letter of Credit Fee.

     The Borrower agrees to pay (a) to the Agent, for the account of the Lenders, in accordance with their respective Pro Rata Shares, for each Letter of Credit, a per annum fee (the "Letter of Credit Fee") equal to the Applicable Margin with respect to Letters of Credit multiplied by the maximum stated amount of each Letter of Credit, (b) to Agent for the benefit of the Letter of Credit Issuer, a fronting fee of one-quarter of one percent (0.25%) per annum (the "Fronting Fee") of the undrawn maximum face amount of each Letter of Credit, and (c) on the date of issuance, increase, and/or extension, including, without limitation, any automatic extension of any Letter of Credit, to the Letter of Credit Issuer, all out-of-pocket costs, fees and expenses incurred by the Letter of Credit Issuer in connection with the application for, processing of, issuance of, or amendment to any Letter of Credit, which costs, fees and expenses shall include a "fronting fee" payable to the Letter of Credit Issuer. The Letter of Credit Fee and the Fronting Fee shall be payable monthly in arrears on the first day of each month following any month in which a Letter of Credit is outstanding and on the Termination Date. The Letter of Credit Fee and the Fronting Fee shall be computed on the basis of a 360-day year for the actual number of days elapsed.

2.7  Vehicle Maintenance Fee.

     At Agent's sole and absolute discretion, Agent may retain any third party servicer ("Title Servicer") to house, maintain, service, release, perfect, and perform other matters relating to the certificates of title relating to the Rolling Stock. The Borrower agrees to pay all fees and expenses of such Title Servicer on demand.

ARTICLE 3
                            PAYMENTS AND PREPAYMENTS

3.1  Revolving Loans.

     The Borrower shall repay the outstanding principal balance of the Revolving Loans, plus all accrued but unpaid interest thereon, on the Termination Date. The Borrower may prepay Revolving Loans at any time, and reborrow subject to the terms of this Agreement. In addition, and without limiting the generality of the foregoing, upon demand the Borrower shall pay to the Agent, for account of the Lenders, the amount, without duplication, by which the Aggregate Revolver Outstandings exceeds the lesser of the Borrowing Base or the Maximum Revolver Amount.

3.2  Termination of Facility.

     The Borrower may terminate this Agreement upon at
     least ten (10) Business Days' notice to the Agent and the Lenders, upon (a) the payment in full of all outstanding Revolving Loans, together with accrued interest thereon, and the cancellation and return of all outstanding Letters of Credit, (b) the payment in full in cash of all reimbursable expenses and other Obligations, and (c) with respect to any LIBOR Revolving Loans prepaid, payment of the amounts due under Section 4.4, if any. If this Agreement is terminated at any time prior to the First Anniversary Date, whether pursuant to this Section or pursuant to Section 9.2, the Borrower shall pay to the Agent, for the account of the Lenders, an early termination fee equal to 1.0% of the Maximum Revolver Amount.

3.3   Repayments of Obligations.

     (a) Immediately upon receipt by Borrower or its Subsidiaries of proceeds of any asset disposition (including, without limitation, any sale, refinancing, mortgaging or sale/leaseback of any asset) or any sale of the stock of any Subsidiary, Borrower shall prepay the Loans in an amount equal to all such proceeds, net of (A) commissions and other reasonable and customary transaction costs, fees and expenses properly attributable to such transaction and payable by Borrower in connection therewith (in each case, paid to non-Affiliates), (B) transfer taxes, (C) amounts payable to holders of senior Liens (to the extent such Liens constitute Permitted Liens under subpart (j) of the definition of Permitted Liens), if any, and
     (D) an appropriate reserve for income taxes in accordance with GAAP in connection therewith ("Net Proceeds"). Any such prepayment shall be applied in accordance with Section 3.3(b).

     (b) Prepayments from Net Proceeds shall be applied as follows: first, to accrued interest with respect to the Base Rate Revolving Loans, second, to pay the principal of the Base Rate Revolving Loans, and third to cash collateralize outstanding Letters of Credit. So long as no Default or Event of Default has occurred and is continuing, the Borrower may at its election, prepay interest and principal of any LIBOR Rate Loan or direct the Agent to hold such proceeds as Collateral for the Obligations. Notwithstanding the foregoing, any prepayments made following the occurrence and during the continuation of any Default or Event of Default shall be applied to the Obligations in any order the Agent elects.

     (c) No provision contained in this Section 3.3 shall constitute a consent to an asset disposition that is otherwise not permitted by the terms of this Agreement.

3.4  LIBOR Revolving Loan Prepayments.

     In connection with any prepayment, if any LIBOR Revolving Loans are prepaid prior to the expiration date of the Interest Period applicable thereto, the Borrower shall pay to the Lenders the amounts described in Section 4.4.

3.5   Payments by the Borrower.

     (a) All payments to be made by the Borrower shall be made without set-off, recoupment or counterclaim. Except as otherwise expressly provided herein, all payments by the Borrower shall be made to the Agent for the account of the Lenders, at the account designated by the Agent and shall be made in Dollars and in immediately available funds, no later than 12:00 noon (Central Standard Time) on the date specified herein. Any payment received by the Agent after such time shall be deemed (for purposes of calculating interest only) to have been received on the following Business Day and any applicable interest shall continue to accrue.

     (b) Subject to the provisions set forth in the definition of "Interest Period", whenever any payment is due on a day other than a Business Day, such payment shall be due on the following Business Day, and such extension of time shall in such case be included in the computation of interest or fees, as the case may be.

3.6  Payments as  Revolving  Loans.

     At the  election of Agent,  all payments of
     principal, interest, reimbursement obligations in connection with Letters of Credit and Credit Support for Letters of Credit, fees, premiums, reimbursable expenses and other sums payable hereunder, may be paid from the proceeds of Revolving Loans made hereunder. The Borrower hereby irrevocably authorizes the Agent to charge the Loan Account for the purpose of paying all amounts from time to time due hereunder and agrees that all such amounts charged shall constitute Revolving Loans (including Non-Ratable Loans and Agent Advances).

3.7  Apportionment, Application and Reversal of Payments.

     Principal and interest
     payments shall be apportioned ratably among the Lenders (according to the unpaid principal balance of the Loans to which such payments relate held by each Lender) and payments of the fees shall, as applicable, be apportioned ratably among the Lenders, except for fees payable solely to Agent and the Letter of Credit Issuer and except as provided in Section 11.1(b). All payments shall be remitted to the Agent and all such payments not relating to principal or interest of specific Loans, or not constituting payment of specific fees, and all proceeds of Accounts or other Collateral received by the Agent, shall be applied, ratably, subject to the provisions of this Agreement, first, to pay any fees, indemnities or expense reimbursements including any amounts relating to Bank Products (excluding Hedge Agreements) then due to the Agent from the Borrower; second, to pay any fees or expense reimbursements then due to the Lenders from the Borrower; third, to pay interest due in respect of all Loans, including Non-Ratable Loans and Agent Advances; fourth, to pay or prepay principal of the Non-Ratable Loans and Agent Advances; fifth, to pay or prepay principal of the Revolving Loans (other than Non-Ratable Loans and Agent Advances) and unpaid reimbursement obligations in respect of Letters of Credit; sixth, to pay an amount to Agent equal to all outstanding Letter of Credit Obligations to be held as cash collateral for such Obligations; and
     seventh, to the payment of any other Obligation (including Hedge Agreements) due to the Agent or any Lender by the Borrower. Notwithstanding anything to the contrary contained in this Agreement, unless so directed by the Borrower, or unless an Event of Default has occurred and is continuing, neither the Agent nor any Lender shall apply any payments which it receives to any LIBOR Revolving Loan, except (a) on the expiration date of the Interest Period applicable to any such LIBOR Revolving Loan, or (b) in the event, and only to the extent, that there are no outstanding Base Rate Revolving Loans and, in any event, the Borrower shall pay LIBOR breakage losses in accordance with Section 4.4. The Agent and the Lenders shall have the continuing and exclusive right to apply and reverse and reapply any and all such proceeds and payments to any portion of the Obligations.

3.8  Indemnity for Returned  Payments.

     If after receipt of any payment which is
     applied to the payment of all or any part of the Obligations, the Agent, any Lender, the Bank or any Affiliate of the Bank is for any reason compelled to surrender such payment or proceeds to any Person because such payment or application of proceeds is invalidated, declared fraudulent, set aside, determined to be void or voidable as a preference, impermissible setoff, or a diversion of trust funds, or for any other reason, then the Obligations or part thereof intended to be satisfied shall be revived and continued and this Agreement shall continue in full force as if such payment or proceeds had not been received by the Agent or such Lender and the Borrower shall be liable to pay to the Agent and the Lenders, and hereby does indemnify the Agent and the Lenders and hold the Agent and the Lenders harmless for the amount of such payment or proceeds surrendered. The provisions of this Section 3.8 shall be and remain effective notwithstanding any contrary action which may have been taken by the Agent or any Lender in reliance upon such payment or application of proceeds, and any such contrary action so taken shall be without prejudice to the Agent's and the Lenders' rights under this Agreement and shall be deemed to have been conditioned upon such payment or application of proceeds having become final and irrevocable. The provisions of this Section 3.8 shall survive the termination of this Agreement.

3.9  Agent's and Lenders' Books and Records; Monthly Statements.

     The Agent shall
     record the principal amount of the Loans owing to each Lender, the undrawn face amount of all outstanding Letters of Credit and the aggregate amount of unpaid reimbursement obligations outstanding with respect to the Letters of Credit from time to time on its books. In addition, each Lender may note the date and amount of each payment or prepayment of principal of such Lender's Loans in its books and records. Failure by Agent or any Lender to make such notation shall not affect the obligations of the Borrower with respect to the Loans or the Letters of Credit. The Borrower agrees that the Agent's and each Lender's books and records showing the Obligations and the transactions pursuant to this Agreement and the other Loan Documents shall be admissible in any action or proceeding arising therefrom, and shall constitute rebuttably presumptive proof thereof, irrespective of whether any Obligation is also evidenced by a promissory note or other instrument. The Agent will provide to the Borrower a monthly statement of Loans, payments, and other transactions pursuant to this Agreement. Such statement shall be deemed correct, accurate, and binding on the Borrower and an account stated (except for reversals and reapplications of payments made as provided in Section 3.7 and corrections of errors discovered by the Agent), unless the Borrower notifies the Agent in writing to the contrary within thirty (30) days after such statement is rendered. In the event a timely written notice of objections is given by the Borrower, only the items to which exception is expressly made will be considered to be disputed by the Borrower.

3.10 Collection of Accounts.

     Borrower shall at all times after February 28, 2005
     maintain lockboxes ("Lockboxes") and shall, on or before February 28, 2005, instruct all Account Debtors with respect to Accounts and General Intangibles of Borrower to remit all Collections in respect thereof to such Lockboxes or local deposit accounts at financial institutions acceptable to the Agent. Borrower, Agent and the Lockbox Banks shall enter into the Lockbox Agreements, which among other things shall provide for the opening of a Lockbox Account for the deposit of Collections at a Lockbox Bank. Borrower agrees that: (a) all good funds on deposit in each local collection account (other than a local collection account which is subject to a Control Agreement) in excess of $25,000 per account shall be swept pursuant to standing instructions (by wire transfer or ACH transaction) on a daily basis to a Lockbox Account; and (b) all Collections and other amounts received by Borrower from any Account Debtor or any other source immediately upon receipt shall be deposited into a Lockbox Account. No Lockbox Agreement or arrangement contemplated thereby shall be modified by Borrower without the prior written consent of the Agent. All amounts received in each Lockbox Account shall be wired each Business Day into an account ("Agent's Account") with the Agent. If at any one time Borrower's Availability has been $30,000,000 or more for at least the last thirty consecutive days, then, upon Borrower's request, Agent shall give the relevant Lockbox Bank an instruction permitting Borrower to direct the disbursement of funds on deposit in such Lockbox Account. If at any time thereafter either: (x) Borrower's Availability is less than $30,000,000 on any day, or (y) the occurrence of an Event of Default, then all amounts received in each Lockbox Account shall be wired each Business Day into the Agent's Account and Borrower shall thereafter no longer be permitted to direct disbursement of any funds in deposit in such Lockbox Account.

ARTICLE 4
                     TAXES, YIELD PROTECTION AND ILLEGALITY

4.1   Taxes.

     (a) Any and all payments by the Borrower to each Lender or the Agent under this Agreement and any other Loan Document shall be made free and clear of, and without deduction or withholding for any Taxes. In addition, the Borrower shall pay all Other Taxes.

     (b) The Borrower agrees to indemnify and hold harmless each Lender and the Agent for the full amount of Taxes or Other Taxes (including any Taxes or Other Taxes imposed by any jurisdiction on amounts payable under this Section) paid by any Lender or the Agent and any liability (including penalties, interest, additions to tax and expenses) arising therefrom or with respect thereto, whether or not such Taxes or Other Taxes were correctly or legally asserted. Payment under this indemnification shall be made within 30 days after the date such Lender or the Agent makes written demand therefor.

     (c) If the Borrower shall be required by law to deduct or withhold any Taxes or Other Taxes from or in respect of any sum payable hereunder to any Lender or the Agent, then:

     (i) the sum payable shall be increased as necessary so that after making all required deductions and withholdings (including deductions and withholdings applicable to additional sums payable under this Section) such Lender or the Agent, as the case may be, receives an amount equal to the sum it would have received had no such deductions or withholdings been made;

(ii)     the Borrower shall make such deductions and withholdings;

(iii) the Borrower shall pay the full amount deducted or withheld to the relevant taxing authority or other authority in accordance with applicable law; and

(iv) the Borrower shall also pay to each Lender or the Agent for the account of such Lender, at the time interest is paid, all additional amounts which the respective Lender specifies as necessary to preserve the after-tax yield such Lender would have received if such Taxes or Other Taxes had not been imposed.

     (d) At the Agent's request, within 30 days after the date of any payment by the Borrower of Taxes or Other Taxes, the Borrower shall furnish the Agent the original or a certified copy of a receipt evidencing payment thereof, or other evidence of payment satisfactory to the Agent.

     (e) If the Borrower is required to pay additional amounts to any Lender or the Agent pursuant to subsection (c) of this Section, then such Lender shall use reasonable efforts (consistent with legal and regulatory restrictions) to change the jurisdiction of its lending office so as to eliminate any such additional payment by the Borrower which may thereafter accrue, if such change in the judgment of such Lender is not otherwise disadvantageous to such Lender.

4.2   Illegality.

     (a) If any Lender determines that the introduction of any Requirement of Law, or any change in any Requirement of Law, or in the interpretation or administration of any Requirement of Law, has made it unlawful, or that any central bank or other Governmental Authority has asserted that it is unlawful, for any Lender or its applicable lending office to make LIBOR Revolving Loans, then, on notice thereof by that Lender to the Borrower through the Agent, any obligation of that Lender to make LIBOR Revolving Loans shall be suspended until that Lender notifies the Agent and the Borrower that the circumstances giving rise to such determination no longer exist.

     (b) If a Lender determines that it is unlawful to maintain any LIBOR Revolving Loan, the Borrower shall, upon its receipt of notice of such fact and demand from such Lender (with a copy to the Agent), prepay in full such LIBOR Revolving Loans of that Lender then outstanding, together with interest accrued thereon and amounts required under Section 4.4, either on the last day of the Interest Period thereof, if that Lender may lawfully
     continue  to  maintain  such  LIBOR   Revolving   Loans  to  such  day,  or
     immediately, if that Lender may not lawfully continue to maintain such LIBOR Revolving Loans. If the Borrower is required to so prepay any LIBOR Revolving Loans, then concurrently with such prepayment, the Borrower shall borrow from the affected Lender, in the amount of such repayment, a Base Rate Revolving Loan.

4.3   Increased Costs and Reduction of Return.

     (a) If any Lender determines that due to either (i) the introduction of or any change in the interpretation of any law or regulation or (ii) the compliance by that Lender with any guideline or request from any central bank or other Governmental Authority (whether or not having the force of law), there shall be any increase in the cost to such Lender of agreeing to make or making, funding or maintaining any LIBOR Revolving Loans, then the Borrower shall be liable for, and shall from time to time, upon demand (with a copy of such demand to be sent to the Agent), pay to the Agent for the account of such Lender, additional amounts as are sufficient to compensate such Lender for such increased costs.

     (b) If any Lender shall have determined that (i) the introduction of any Capital Adequacy Regulation, (ii) any change in any Capital Adequacy Regulation, (iii) any change in the interpretation or administration of any Capital Adequacy Regulation by any central bank or other Governmental Authority charged with the interpretation or administration thereof, or
     (iv) compliance by such Lender or any corporation or other entity controlling such Lender with any Capital Adequacy Regulation, affects or would affect the amount of capital required or expected to be maintained by such Lender or any corporation or other entity controlling such Lender and (taking into consideration such Lender's or such corporation's or other entity's policies with respect to capital adequacy and such Lender's desired return on capital) determines that the amount of such capital is increased as a consequence of its Commitments, loans, credits or obligations under this Agreement, then, upon demand of such Lender to the Borrower through the Agent, the Borrower shall pay to such Lender, from time to time as specified by such Lender, additional amounts sufficient to compensate such Lender for such increase.

4.4  Funding  Losses.

     The Borrower shall reimburse each Lender and hold each Lender harmless from any loss or expense which such Lender may sustain or incur as a consequence of:

     (a) the failure of the Borrower to make on a timely basis any payment of principal of any LIBOR Revolving Loan;

     (b) the failure of the Borrower to borrow, continue or convert a Loan after the Borrower has given (or is deemed to have given) a Notice of Borrowing or a Notice of Continuation/Conversion; or

     (c) the prepayment or other payment (including after acceleration thereof) of any LIBOR Revolving Loans on a day that is not the last day of the relevant Interest Period;

     including any such loss of anticipated profit and any loss or expense arising from the liquidation or reemployment of funds obtained by it to maintain its LIBOR Revolving Loans or from fees payable to terminate the deposits from which such funds were obtained. Borrower shall also pay any customary administrative fees charged by any Lender in connection with the foregoing.

4.5  Inability to Determine  Rates.

     If the Agent determines that for any reason adequate and reasonable means do not exist for determining the LIBOR Rate for any requested Interest Period with respect to a proposed LIBOR Revolving Loan, or that the LIBOR Rate for any requested Interest Period with respect to a proposed LIBOR Revolving Loan does not adequately and fairly reflect the cost to the Lenders of funding such Loan, the Agent will promptly so notify the Borrower and each Lender. Thereafter, the obligation of the Lenders to make or maintain LIBOR Revolving Loans hereunder shall be suspended until the Agent revokes such notice in writing. Upon receipt of such notice, the Borrower may revoke any Notice of Borrowing or Notice of Continuation/Conversion then submitted by it. If the Borrower does not revoke such Notice, the Lenders shall make, convert or continue the Loans, as proposed by the Borrower, in the amount specified in the applicable notice submitted by the Borrower, but such Loans shall be made, converted or continued as Base Rate Revolving Loans instead of LIBOR Revolving Loans.

4.6  Certificates of Agent.

     If any Lender claims reimbursement or compensation under this Article 4, Agent shall determine the amount thereof and shall deliver to the Borrower (with a copy to the affected Lender) a certificate setting forth in reasonable detail the amount payable to the affected Lender, and such certificate shall be conclusive and binding on the Borrower in the absence of manifest error.

4.7  Survival.

     The agreements and obligations of the Borrower in this Article 4 shall survive the payment of all other Obligations.

ARTICLE 5
                BOOKS AND RECORDS; FINANCIAL INFORMATION; NOTICES

5.1  Books and Records.

     The Borrower shall maintain,  at all times, correct and
     complete books, records and accounts in which complete, correct and timely entries are made of its transactions in accordance with GAAP applied consistently with the audited Financial Statements required to be delivered pursuant to Section 5.2(a). The Borrower shall, by means of appropriate entries, reflect in such accounts and in all Financial Statements proper liabilities and reserves for all taxes and proper provision for depreciation and amortization of property and bad debts, all in accordance with GAAP. The Borrower shall maintain at all times books and records pertaining to the Collateral in such detail, form and scope as the Agent or any Lender shall reasonably require, including, but not limited to, records of (a) all payments received and all credits and extensions granted with respect to the Accounts; and (b) all other dealings affecting the Collateral.

5.2  Financial Information.

     The Borrower shall promptly furnish to each Lender, all such financial information as the Agent shall reasonably request. Without limiting the foregoing, the Borrower will furnish to the Agent, in sufficient copies for distribution by the Agent to each Lender, in such detail as the Agent or the Lenders shall request, the following:

     (a) As soon as available, but in any event not later than ninety (90) days after the close of each Fiscal Year, consolidated audited balance sheets, and income statements, cash flow statements and changes in stockholders' equity for the Parent and its Subsidiaries for such Fiscal Year, and the accompanying notes thereto, setting forth in each case in comparative form figures for the previous Fiscal Year, all in reasonable detail, fairly presenting the financial position and the results of operations of the Parent and its consolidated Subsidiaries as at the date thereof and for the Fiscal Year then ended, and prepared in accordance with GAAP. Such statements shall be examined in accordance with generally accepted auditing standards by and, in the case of such statements performed on a consolidated basis, accompanied by: (i) a report thereon from Parent's Registered Public Accounting Firm selected by the Parent and reasonably satisfactory to the Agent, which report and opinion shall be prepared in accordance with generally accepted auditing standards and applicable Securities Laws and shall not be subject to any "going concern" or like qualification or exception or any qualification or exception as to the scope of such audit, and (ii) with respect to statements for fiscal year 2005 and thereafter, an attestation report of such Registered Public Accounting Firm as to the Parent's internal controls pursuant to Section 404 of Sarbanes-Oxley expressing a conclusion to which the Agent does not reasonably object, and in all cases, such consolidated statements to be certified by a Responsible Officer of the Borrower to the effect that such statements are fairly stated in all material respects when considered in relation to the consolidated financial statements of the Parent and its Subsidiaries. The Borrower and the Parent, simultaneously with retaining such independent public accountants to conduct such annual audit, shall send a letter to such accountants, with a copy to the Agent and the Lenders, notifying such accountants that one of the primary purposes for retaining such accountants' services and having audited financial statements prepared by them is for use by the Agent and the Lenders. The Borrower and the Parent hereby authorize the Agent to communicate directly with their Registered Public Accountants and, by this provision, authorize those accountants to disclose to the Agent any and all financial statements and other supporting financial documents and schedules relating to the Borrower and the Parent and to discuss directly with the Agent the finances and affairs of the Borrower and the Parent.


     (b) As soon as  available,  but in any event not later than the earlier of:
     (i) the filing thereof with the SEC, and (ii) forty-five (45) days after the last day of the first three fiscal quarters of each Fiscal Year, consolidated unaudited balance sheets and income statements, and consolidated cash flow statements and changes in stockholders' equity, for Parent and its Subsidiaries for such fiscal quarter and for the period from the beginning of the then current fiscal year to such last day. The Borrower shall certify by a certificate signed by a Responsible Officer of Borrower that all such statements have been prepared in accordance with GAAP and present fairly the financial position for the Parent and its Subsidiaries as at the dates thereof and its results of operations for the periods then ended, subject to normal year-end adjustments and the absence of applicable footnotes.

     (c) As soon as available, but in any event not later than thirty (30) days after the end of each fiscal month, consolidated unaudited balance sheets of the Parent and its consolidated Subsidiaries as at the end of such fiscal month, and consolidated unaudited income statements and cash flow statements for the Parent and its consolidated Subsidiaries for such fiscal month and for the period from the beginning of the Fiscal Year to the end of such fiscal month, all in reasonable detail, fairly presenting the financial position and results of operations of the Parent and its consolidated Subsidiaries as at the date thereof and for such periods, and, in each case, in comparable form, figures for the corresponding period in the prior Fiscal Year, and prepared in accordance with GAAP applied consistently with the audited Financial Statements required to be delivered pursuant to Section 5.2(a). The Borrower shall certify by a certificate signed by its chief financial officer that all such statements have been prepared in accordance with GAAP and present fairly the Borrower's financial position as at the dates thereof and its results of operations for the periods then ended, subject to normal year-end adjustments and the absence of applicable footnotes.

     (d) With each of the audited  Financial  Statements  delivered  pursuant to
     Section 5.2(a), a certificate of the independent Registered Public Accountants that examined such statement to the effect that they have reviewed and are familiar with this Agreement and that, in examining such Financial Statements, they did not become aware of any fact or condition which then constituted a Default or Event of Default with respect to a financial covenant, except for those, if any, described in reasonable detail in such certificate.

     (e) With each of the annual audited Financial Statements delivered pursuant to Section 5.2(a), and within thirty (30) days after the end of each fiscal month, and within forty-five (45) days after the end of each fiscal quarter, a certificate of the chief financial officer of the Borrower setting forth in reasonable detail the calculations required to establish that the Borrower was in compliance with the covenants set forth in Sections 7.22 and 7.23 during the period covered in such Financial Statements and as at the end thereof. Within thirty (30) days after the end of each fiscal month, a certificate of the chief financial officer of the Borrower stating that, except as explained in reasonable detail in such certificate, (A) all of the representations and warranties of the Borrower contained in this Agreement and the other Loan Documents are correct and complete in all material respects as at the date of such certificate as if made at such time, except for those that speak as of a particular date, (B) the Borrower is, at the date of such certificate, in compliance in all material respects with all of its respective covenants and agreements in this Agreement and the other Loan Documents, and (C) no Default or Event of Default then exists or existed during the period covered by the Financial Statements for such fiscal month. If such certificate discloses that a representation or warranty is not correct or complete, or that a covenant has not been complied with, or that a Default or Event of Default existed or exists, such certificate shall set forth what action the Borrower has taken or proposes to take with respect thereto.

     (f) No less than fifteen (15) days prior to the beginning of each Fiscal Year, annual forecasts (to include forecasted consolidated balance sheets, income statements and cash flow statements) for the Parent and its Subsidiaries as at the end of and for each quarter of such Fiscal Year.

     (g) Promptly after filing with the PBGC and the IRS, a copy of each annual report or other filing filed with respect to each Plan of the Borrower or the Parent.

     (h) Promptly upon the filing thereof, copies of all reports, if any, to or other documents filed by the Parent or any of its Subsidiaries with the SEC under the Exchange Act, and all reports, notices, or statements sent or received by the Parent or any of its Subsidiaries to or from the holders of any equity interests of the Parent (other than routine non-material correspondence sent by shareholders of the Parent to the Parent) or any such Subsidiary or of any Debt of the Parent or any of its Subsidiaries registered under the Securities Act of 1933 or to or from the trustee under any indenture under which the same is issued.

     (i) As soon as available, but in any event not later than 15 days after the Borrower's or the Parent's receipt thereof, a copy of all management reports and management letters prepared for the Borrower or the Parent by any Registered Public Accountants of the Borrower or the Parent.

     (j) Promptly after their preparation, copies of any and all proxy statements, financial statements, and reports which the Parent makes available to its shareholders.

     (k) If at any time Availability is less than $20,000,000, at the sole discretion of the Agent, either: (a) daily, or (b) weekly as soon as available, but in such case by the second Business Day of each week for the prior week ending on the last Business Day of such prior week; in either case, in form and substance reasonably satisfactory to the Agent: (i) a schedule of the Borrower's Accounts created, credit memoranda, and collections for the applicable week, together with a reconciliation of the Borrower's Accounts created, credit memos, collections and other adjustments to Accounts since the last such weekly reconciliation and a Borrowing Base Certificate; (ii) a summary of each credit memorandum in excess of $250,000; and (iii) with the delivery of each of the foregoing, a certificate executed by a Responsible Officer on behalf of the Borrower certifying as to the accuracy and completeness of the foregoing.

     (l) As soon as available, but in any event within fifteen (15) days after the end of each fiscal month or more frequently if requested by the Agent to determine Availability or otherwise, each in form and substance reasonably satisfactory to the Agent: (i) a reconciliation of the Borrower's Accounts created, credit memoranda, collections and other adjustments to Accounts since the last such monthly reconciliation and (for such month) a Borrowing Base Certificate; (ii) an aging of the Borrower's Accounts together supporting information in accordance with a reconciliation to the previous fiscal month end's accounts receivable balance of the Borrower's Accounts and to its general ledger; (iii) an aging of the Borrower's accounts payable; (iv) a detailed calculation of
     Eligible Accounts and Eligible Rolling Stock; (v) upon the Agent's reasonable request, copies of invoices in connection with the Borrower's Accounts, customer statements, credit memos, remittance advices and reports, deposit slips, and shipping and delivery documents in connection with the Borrower's Accounts; (vi) a summary of all Rolling Stock disposed of or acquired during such period, including the amount of proceeds therefor or the purchase price thereof, as applicable; (vii) such other reports as to the Collateral as the Agent shall reasonably request from time to time; and (viii) with the delivery of each of the foregoing, a certificate executed by a Responsible Officer on behalf of the Borrower certifying as to the accuracy and completeness of the foregoing. If the Borrower's records or reports of the Collateral are prepared by an accounting service or other agent, the Borrower hereby authorizes such service or agent to deliver such records, reports, and related documents to the Agent for distribution to the Lenders.

     (m) Such additional information as the Agent and/or any Lender may from time to time reasonably request regarding the financial and business affairs of the Borrower or any Subsidiary.

5.3  Notices to the Lenders.

     The Borrower shall notify the Agent and the Lenders in writing of the following matters at the following times:

     (a) Immediately after becoming aware of any Default or Event of Default;

     (b) Immediately after becoming aware of the assertion by the holder of any capital stock of the Borrower or of any Subsidiary or the holder of any Debt of the Borrower or any Subsidiary in a face amount in excess of $100,000 that a default exists with respect thereto or that the Borrower or such Subsidiary is not in compliance with the terms thereof, or the threat or commencement by such holder of any enforcement action because of such asserted default or non-compliance;

     (c) Immediately after becoming aware of any event or circumstance which could have a Material Adverse Effect;

     (d) Immediately after becoming aware of any pending or threatened action, suit, or proceeding, by any Person, or any pending or threatened investigation by a Governmental Authority, which could reasonably be expected to have a Material Adverse Effect;

     (e) Immediately after becoming aware of any pending or threatened strike, work stoppage, unfair labor practice claim, or other labor dispute affecting the Borrower or any of its Subsidiaries in a manner which could reasonably be expected to have a Material Adverse Effect;

     (f) Immediately after becoming aware of any violation of any law, statute, regulation, or ordinance of a Governmental Authority affecting the Borrower or any Subsidiary which could reasonably be expected to have a Material Adverse Effect;

     (g) Immediately after receipt of any notice of any violation by the Borrower or any of its Subsidiaries of any Environmental Law which could reasonably be expected to have a Material Adverse Effect;

     (h) Immediately after receipt of any written notice that the Borrower or any of its Subsidiaries is or may be liable to any Person as a result of the Release or threatened Release of any Contaminant or that the Borrower or any Subsidiary is subject to investigation by any Governmental Authority evaluating whether any remedial action is needed to respond to the Release or threatened Release of any Contaminant which, in either case, is reasonably likely to give rise to liability in excess of $1,000,000;

     (i) Immediately after receipt of any written notice of the imposition of any Environmental Lien against any property of the Borrower or any of its Subsidiaries;

     (j) Any change in the Borrower's name, state of organization, locations of Collateral, or form of organization, trade names under which the Borrower will create Accounts, or to which instruments in payment of Accounts may be made payable, in each case at least thirty (30) days prior thereto;

     (k) Within ten (10) Business Days after the Borrower or any ERISA Affiliate knows or has reason to know, that an ERISA Event or a prohibited transaction (as defined in Sections 406 of ERISA and 4975 of the Code) has occurred, and, when known, any action taken or threatened by the IRS, the DOL or the PBGC with respect thereto;

     (l) Upon request, or, in the event that such filing reflects a significant change with respect to the matters covered thereby, within three (3) Business Days after the filing thereof with the PBGC, the DOL or the IRS, as applicable, copies of the following: (i) each annual report (form 5500 series), including Schedule B thereto, filed with the PBGC, the DOL or the IRS with respect to each Plan, (ii) a copy of each funding waiver request filed with the PBGC, the DOL or the IRS with respect to any Plan and all communications received by the Borrower or any ERISA Affiliate from the PBGC, the DOL or the IRS with respect to such request, and (iii) a copy of each other filing or notice filed with the PBGC, the DOL or the IRS, with respect to each Plan by either the Borrower or any ERISA Affiliate;

     (m) Upon request, copies of each actuarial report for any Plan or Multi-employer Plan and annual report for any Multi-employer Plan; and within three (3) Business Days after receipt thereof by the Borrower or any ERISA Affiliate, copies of the following: (i) any notices of the PBGC's intention to terminate a Plan or to have a trustee appointed to administer such Plan; (ii) any favorable or unfavorable determination letter from the IRS regarding the qualification of a Plan under Section 401(a) of the Code; or (iii) any notice from a Multi-employer Plan regarding the imposition of withdrawal liability;

     (n) Within three (3) Business Days after the occurrence thereof: (i) any changes in the benefits of any existing Plan which increase the Borrower's annual costs with respect thereto by an amount in excess of $1,000,000, or the establishment of any new Plan or the commencement of contributions to any Plan to which the Borrower or any ERISA Affiliate was not previously contributing; or (ii) any failure by the Borrower or any ERISA Affiliate to make a required installment or any other required payment under Section 412 of the Code on or before the due date for such installment or payment; or

     (o) Within three (3) Business Days after the Borrower or any ERISA Affiliate knows or has reason to know that any of the following events has or will occur: (i) a Multi-employer Plan has been or will be terminated;
     (ii) the administrator or plan sponsor of a Multi-employer Plan intends to terminate a Multi-employer Plan; or (iii) the PBGC has instituted or will institute proceedings under Section 4042 of ERISA to terminate a Multi-employer Plan.

     Each notice given under this Section shall describe the subject matter thereof in reasonable detail, and shall set forth the action that the Borrower, its Subsidiary, or any ERISA Affiliate, as applicable, has taken or proposes to take with respect thereto.

ARTICLE 6
                     GENERAL WARRANTIES AND REPRESENTATIONS

     The Borrower warrants and represents to the Agent and the Lenders that except as hereafter disclosed to and accepted by the Agent and the Required Lenders in writing:

6.1 Authorization, Validity, and Enforceability of this Agreement and the Loan Documents.

     The Borrower has the power and authority to execute, deliver and perform this Agreement and the other Loan Documents to which it is a party, to incur the Obligations, and to grant to the Agent Liens upon and security interests in the Collateral. The Borrower has taken all necessary action (including obtaining approval of its stockholders if necessary) to authorize its execution, delivery, and performance of this Agreement and the other Loan Documents to which it is a party. This Agreement and the other Loan Documents to which it is a party have been duly executed and delivered by the Borrower, and constitute the legal, valid and binding obligations of the Borrower, enforceable against it in accordance with their respective terms. The Borrower's execution, delivery, and performance of this Agreement and the other Loan Documents to which it is a party do not and will not conflict with, or constitute a violation or breach of, or result in the imposition of any Lien upon the property of the Borrower or any of its Subsidiaries, by reason of the terms of (a) any contract, mortgage, lease, agreement, indenture, or instrument to which the Borrower is a party or which is binding upon it, (b) any Requirement of Law applicable to the Borrower or any of its Subsidiaries, or (c) the certificate or articles of incorporation or by-laws or the limited liability company or limited partnership agreement of the Borrower or any of its Subsidiaries.

6.2  Validity  and  Priority  of  Security  Interest.

     The  provisions  of  this
     Agreement and the other Loan Documents create legal and valid Liens on all the Collateral in favor of the Agent, for the ratable benefit of the Agent and the Lenders, and such Liens constitute perfected and continuing Liens on all the Collateral, having priority over all other Liens on the Collateral, except for those Liens identified in clauses (c), (d) and (e) of the definition of Permitted Liens securing all the Obligations, and enforceable against the Borrower and all third parties.

6.3  Organization  and  Qualification.

     The  Borrower  (a) is duly  organized or
     incorporated and validly existing in good standing under the laws of the state of its organization or incorporation, (b) is qualified to do business and is in good standing in the jurisdictions set forth on Schedule 6.3 which are the only jurisdictions in which qualification is necessary in order for it to own or lease its property and conduct its business, and (c) has all requisite power and authority to conduct its business and to own its property.

6.4  Corporate Name; Prior  Transactions.

     The Borrower has not, during the past
     five (5) years, been known by or used any other corporate or fictitious name, or been a party to any merger or consolidation, or acquired all or substantially all of the assets of any Person, or acquired any of its property outside of the ordinary course of business, except as described on
     Schedule 6.4 attached hereto.

6.5  Subsidiaries and Affiliates.

     Schedule 6.5 is a correct and complete list of the name and relationship to the Parent of each and all of the Parent's Subsidiaries. Each Subsidiary is (a) duly incorporated or organized and validly existing in good standing under the laws of its state of incorporation or organization set forth on Schedule 6.5, and (b) qualified to do business and in good standing in each jurisdiction in which the failure to so qualify or be in good standing could reasonably be expected to have a material adverse effect on any such Subsidiary's business, operations, prospects, property, or condition (financial or otherwise) and
     (c) has all requisite power and authority to conduct its business and own its property.

6.6   Financial Statements and Projections.

     (a) The Borrower has delivered to the Agent and the Lenders the audited balance sheet and related statements of income, retained earnings, cash flows, and changes in stockholders equity for the Parent and its consolidated Subsidiaries as of December 31, 2003, and for the Fiscal Year then ended, accompanied by the report thereon of the Parent's Registered Public Accountants, KPMG LLP. The Borrower has also delivered to the Agent and the Lenders the unaudited balance sheet and related statements of income and cash flows for the Parent and its consolidated Subsidiaries as of October 2, 2004. All such financial statements have been prepared in accordance with GAAP and present accurately and fairly in all material respects the financial position of the Borrower and its consolidated Subsidiaries as at the dates thereof and their results of operations for the periods then ended.

     (b) The Latest Projections when submitted to the Lenders as required herein represent the Borrower's best estimate of the future financial performance of the Borrower and its consolidated Subsidiaries for the periods set forth therein. The Latest Projections have been prepared on the basis of the assumptions set forth therein, which the Borrower believes are fair and reasonable in light of current and reasonably foreseeable business conditions at the time submitted to the Lenders.

6.7  Capitalization.

     The Borrower's authorized capital stock consists of 20,000,000 shares of common stock, par value $0.001 per share, of which 10,945,794 shares are validly issued and outstanding, fully paid and non-assessable and are owned beneficially and of record by Parent.

6.8  Solvency.

     The Borrower is Solvent prior to and after giving effect to the Borrowings to be made on the Closing Date and the issuance of the Letters of Credit to be issued on the Closing Date.

6.9  Debt.

     After giving effect to the making of the Revolving Loans to be made on the Closing Date and the application of the proceeds thereof, the Borrower and its Subsidiaries have no Debt, except (a) the Obligations, and
     (b) Debt described on Schedule 6.9.

6.10 Distributions.

     Since December 31, 2003 no Distribution has been declared, paid, or made upon or in respect of any capital stock or other securities of the Borrower or any of its Subsidiaries.

6.11 Real Estate;  Leases.

     Schedule 6.11 sets forth, as of the Closing Date, a correct and complete list of all Real Estate owned by the Borrower and all Real Estate owned by any of its Subsidiaries, all leases and subleases of real or personal property held by the Borrower as lessee or sublessee (other than leases of computer equipment and copiers) and all leases and subleases of real or personal property held by the Borrower as lessor, or sublessor. Each of such leases and subleases is valid and enforceable in accordance with its terms and is in full force and effect, and no default by any party to any such lease or sublease exists. The Borrower has good and marketable title in fee simple to the Real Estate identified on
     Schedule 6.11 as owned by the Borrower, or valid leasehold interests in all Real Estate designated therein as "leased" by the Borrower and the Borrower has good, indefeasible, and merchantable title to all of its other property reflected on the October 2, 2004 Financial Statements delivered to the Agent and the Lenders, except as disposed of in the ordinary course of business since the date thereof, free of all Liens except Permitted Liens.

6.12 Proprietary Rights.

     Schedule 6.12 sets forth a correct and complete list of
     all of the Borrower's Proprietary Rights, which consist of patents, trademarks, service marks, or copyrights. None of the Proprietary Rights is subject to any licensing agreement or similar arrangement except as set forth on Schedule 6.12. To the best of the Borrower's knowledge, none of the Proprietary Rights infringes on or conflicts with any other Person's property, and no other Person's property infringes on or conflicts with the Proprietary Rights. The Proprietary Rights described on Schedule 6.12 constitute all of the property of such type necessary to the current conduct of the Borrower's business.

6.13 Trade  Names.

     All trade names or styles under which the Borrower or any of its Subsidiaries will create Accounts, or to which instruments in payment of Accounts may be made payable, are listed on Schedule 6.13.

6.14 Litigation.

     Except as set forth on Schedule 6.14, there is no pending,  or to the best of the Borrower's knowledge threatened, action, suit, proceeding, or counterclaim by any Person, or to the best of the Borrower's knowledge, investigation by any Governmental Authority, or any basis for any of the foregoing, which could reasonably be expected to have a Material Adverse Effect.

6.15 Labor  Disputes.

     Except as set forth on Schedule  6.15,  as of the Closing
     Date (a) there is no collective bargaining agreement or other labor contract covering employees of the Borrower or any of its Subsidiaries, (b) no such collective bargaining agreement or other labor contract is scheduled to expire during the term of this Agreement, (c) to the best of Borrower's knowledge, no union or other labor organization is seeking to organize, or to be recognized as, a collective bargaining unit of employees of the Borrower or any of its Subsidiaries or for any similar purpose, and
     (d) there is no pending or (to the best of the Borrower's knowledge) threatened, strike, work stoppage, material unfair labor practice claim, or other material labor dispute against or affecting the Borrower or its Subsidiaries or their employees.

6.16 Environmental  Laws.

     Except as otherwise disclosed on Schedule 6.16 and except as could not reasonably be expected to have a Material Adverse
     Effect:

     (a) The Borrower and its Subsidiaries have complied in all material respects with all Environmental Laws and neither the Borrower nor any Subsidiary nor any of its presently owned real property or presently conducted operations, nor its previously owned real property or prior operations, is subject to any enforcement order from or liability agreement with any Governmental Authority or private Person respecting (i) compliance with any Environmental Law or (ii) any potential liabilities and costs or remedial action arising from the Release or threatened Release of a Contaminant.

     (b) The Borrower and its Subsidiaries have obtained all permits necessary for their current operations under Environmental Laws, and all such permits are in good standing and the Borrower and its Subsidiaries are in compliance with all material terms and conditions of such permits.

     (c) Neither the Borrower nor any of its Subsidiaries, nor, to the best of the Borrower's knowledge, any of its predecessors in interest, has in violation of applicable law stored, treated or disposed of any hazardous waste.

     (d) Neither the Borrower nor any of its Subsidiaries has received any summons, complaint, order or similar written notice indicating that it is not currently in compliance with, or that any Governmental Authority is investigating its compliance with, any Environmental Laws or that it is or may be liable to any other Person as a result of a Release or threatened Release of a Contaminant.

     (e) To the best of the Borrower's knowledge, none of the present or past operations of the Borrower and its Subsidiaries is the subject of any investigation by any Governmental Authority evaluating whether any remedial action is needed to respond to a Release or threatened Release of a Contaminant.

     (f) There is not now, nor to the best of the Borrower's knowledge has there ever been on or in the Real Estate:

     (1) any underground storage tanks or surface impoundments,

     (2) any asbestos-containing material, or

     (3) any polychlorinated biphenyls (PCBs) used in hydraulic oils, electrical transformers or other equipment.

     (g) Neither the Borrower nor any of its Subsidiaries has filed any notice under any requirement of Environmental Law reporting a spill or accidental and unpermitted Release or discharge of a Contaminant into the environment.

     (h) Neither the Borrower nor any of its Subsidiaries has entered into any negotiations or settlement agreements with any Person (including the prior owner of its property) imposing material obligations or liabilities on the Borrower or any of its Subsidiaries with respect to any remedial action in response to the Release of a Contaminant or environmentally related claim.

     (i) None of the products manufactured, distributed or sold by the Borrower or any of its Subsidiaries contain asbestos containing material.

     (j) No Environmental Lien has attached to the Real Estate.

6.17 No Violation of Law.

     Neither the Borrower nor any of its Subsidiaries is in violation of any law, statute, regulation, ordinance, judgment, order, or decree applicable to it which violation could reasonably be expected to have a Material Adverse Effect.

6.18 No Default.

     Neither the Borrower nor any of its Subsidiaries is in default with respect to any note, indenture, loan agreement, mortgage, lease, deed, or other agreement to which the Borrower or such Subsidiary is a party or by which it is bound, which default could reasonably be expected to have a Material Adverse Effect.

6.19 ERISA Compliance.

     Except as specifically disclosed in Schedule 6.19:

     (a) Each Plan is in compliance in all material respects with the applicable provisions of ERISA, the Code and other federal or state law. Each Plan which is intended to qualify under Section 401(a) of the Code has received a favorable determination letter from the IRS and to the best knowledge of the Borrower, nothing has occurred which would cause the loss of such qualification. The Borrower and each ERISA Affiliate has made all required contributions to any Plan subject to Section 412 of the Code, and no application for a funding waiver or an extension of any amortization period pursuant to Section 412 of the Code has been made with respect to any Plan.

     (b) There are no pending or, to the best knowledge of Borrower, threatened claims, actions or lawsuits, or action by any Governmental Authority, with respect to any Plan which has resulted or could reasonably be expected to result in a Material Adverse Effect. There has been no prohibited transaction or violation of the fiduciary responsibility rules with respect to any Plan which has resulted or could reasonably be expected to result in a Material Adverse Effect.

     (c) (i) No  ERISA Event has occurred or is  reasonably  expected to occur;
     (ii) no Pension Plan has any Unfunded Pension Liability; (iii) neither the Borrower nor any ERISA Affiliate has incurred, or reasonably expects to incur, any liability under Title IV of ERISA with respect to any Pension Plan (other than premiums due and not delinquent under Section 4007 of ERISA); (iv) neither the Borrower nor any ERISA Affiliate has incurred, or reasonably expects to incur, any liability (and no event has occurred which, with the giving of notice under Section 4219 of ERISA, would result in such liability) under Section 4201 or 4243 of ERISA with respect to a Multi-employer Plan; and (v) neither the Borrower nor any ERISA Affiliate has engaged in a transaction that could be subject to Section 4069 or 4212(c) of ERISA.

6.20 Taxes.

     The Borrower and its Subsidiaries have filed all federal and other tax returns and reports required to be filed, and have paid all federal and other taxes, assessments, fees and other governmental charges levied or imposed upon them or their properties, income or assets otherwise due and payable unless such unpaid taxes and assessments would constitute a Permitted Lien.

6.21 Regulated  Entities.

     None of the Borrower, any Person controlling the Borrower, or any Subsidiary, is an "Investment Company" within the meaning of the Investment Company Act of 1940. The Borrower is not subject to regulation under the Public Utility Holding Company Act of 1935, the Federal Power Act, the Interstate Commerce Act, any state public utilities code or law, or any other federal or state statute or regulation limiting its ability to incur indebtedness.

6.22 Use of Proceeds;  Margin  Regulations.

     The proceeds of the Loans are to be
     used solely (a) to refinance existing Debt, (b) to pay the costs and expenses related to this Agreement, (c) for working capital purposes, and
     (d) for general corporate purposes. None of such proceeds will be used for the purpose of purchasing or carrying any "margin stock" as defined in Regulations T, U, or X of the Board of Governors of the Federal Reserve System or for any other purpose which might constitute this transaction a "purpose credit" within the meaning of such Regulations. No part of the proceeds of the Loan will be used for any purpose which violates, or is inconsistent with, the provisions of Regulation X. Neither the Borrower nor any Subsidiary is engaged in the business of purchasing or selling Margin Stock or extending credit for the purpose of purchasing or carrying Margin Stock. Following the application of the proceeds of each Loan or drawing under each Letter of Credit, not more than 25% of the value of the assets of the Borrower or subject to any restriction contained in any agreement or instrument between the Borrower and any Lender or any Affiliate of any Lender relating to Debt will be Margin Stock.

6.23 Copyrights,  Patents, Trademarks and Licenses, etc.

     The Borrower owns or is
     licensed or otherwise has the right to use all of the patents, trademarks, service marks, trade names, copyrights, contractual franchises, licenses, rights of way, authorizations and other rights that are reasonably necessary for the operation of its businesses, without conflict with the rights of any other Person. To the best knowledge of the Borrower, no slogan or other advertising device, product, process, method, substance, part or other material now employed, or now contemplated to be employed, by the Borrower or any Subsidiary infringes upon any rights held by any other Person. No claim or litigation regarding any of the foregoing is pending or to the best of Borrower's knowledge, threatened, and no patent, invention, device, application, principle or any statute, law, rule, regulation, standard or code is pending or, to the knowledge of the Borrower, proposed, which, in either case, could reasonably be expected to have a Material Adverse Effect.

6.24 No Material  Adverse Change.

     No Material Adverse Effect has occurred since the latest date of the Financial Statements delivered to the Lenders.

6.25 Full  Disclosure.

     None of the representations or warranties made by the Borrower or any Subsidiary in the Loan Documents as of the date such representations and warranties are made or deemed made, and none of the statements contained in any exhibit, report, statement or certificate furnished by or on behalf of the Borrower or any Subsidiary in connection with the Loan Documents (including the offering and disclosure materials delivered by or on behalf of the Borrower to the Lenders prior to the Closing Date), contains any untrue statement of a material fact or omits any material fact required to be stated therein or necessary to make the statements made therein, in light of the circumstances under which they are made, not misleading as of the time when made or delivered.

6.26 Material Agreements.

     Schedule 6.26 hereto sets forth as of the Closing Date all material agreements and contracts to which the Borrower or any of its Subsidiaries is a party or is bound as of the date hereof.

6.27 Bank Accounts.

     Schedule 6.27 contains as of the Closing Date a complete and accurate list of all bank accounts maintained by the Borrower with any bank or other financial institution.

6.28 Governmental Authorization.

     No approval, consent, exemption, authorization,
     or other action by, or notice to, or filing with, any Governmental Authority or other Person is necessary or required in connection with the execution, delivery or performance by, or enforcement against, the Borrower or any of its Subsidiaries of this Agreement or any other Loan Document, except for filings necessary to perfect security interests and the payment of fees related thereto. Borrower is authorized to perform all services under its carriage agreements, has all permits and licenses issued by the U.S. Department of Transportation, or its successor, the Surface Transportation Board, or by all applicable state or local regulatory agencies necessary to conduct its business. Borrower is authorized to transport, as a motor contract carrier, freight of all kinds in interstate and intrastate commerce from, to, and between all points and places in the United States.

ARTICLE 7
                       AFFIRMATIVE AND NEGATIVE COVENANTS

     The Borrower covenants to the Agent and each Lender that so long as any of the Obligations remain outstanding or this Agreement is in effect:

7.1  Taxes and Other  Obligations.

     The Borrower shall, and shall cause each of its Subsidiaries to, (a) file when due all tax returns and other reports which it is required to file; (b) pay, or provide for the payment, when due, of all taxes, fees, assessments and other governmental charges against it or upon its property, income and franchises, make all required withholding and other tax deposits, and establish adequate reserves for the payment of all such items, and provide to the Agent and the Lenders, upon request, satisfactory evidence of its timely compliance with the foregoing; and (c) pay when due all Debt owed by it and all claims of materialmen, mechanics, carriers, warehousemen, landlords, processors and other like Persons, and all other indebtedness owed by it and perform and discharge in a timely manner all other obligations undertaken by it; provided, however, so long as the Borrower has notified the Agent in writing, neither the Borrower nor any of its Subsidiaries need pay any tax, fee, assessment, or governmental charge (i) it is contesting in good faith by appropriate proceedings diligently pursued, (ii) as to which the Borrower or its Subsidiary, as the case may be, has established proper reserves as required under GAAP, and (iii) the nonpayment of which does not result in the imposition of a Lien (other than a Permitted Lien).

7.2  Legal Existence and Good Standing.

     The Borrower shall, and shall cause each of its Subsidiaries to, maintain its legal existence and its qualification and good standing in all jurisdictions in which the failure to maintain such existence and qualification or good standing could reasonably be expected to have a Material Adverse Effect.

7.3  Compliance with Law and Agreements;  Maintenance of Licenses.

     The Borrower
     shall comply, and shall cause each Subsidiary to comply, in all material respects with all Requirements of Law of any Governmental Authority having jurisdiction over it or its business (including the Federal Fair Labor Standards Act and all Environmental Laws), except for such non-compliance as would not have a Material Adverse Effect. The Borrower shall, and shall cause each of its Subsidiaries to, obtain and maintain all licenses, permits, franchises, and governmental authorizations necessary to own its property and to conduct its business as conducted on the Closing Date. The Borrower shall not modify, amend or alter its certificate or articles of incorporation, or its limited liability company operating agreement or limited partnership agreement, as applicable, other than in a manner which does not adversely affect the rights of the Lenders or the Agent.

7.4  Maintenance of Property; Inspection of Property.

     (a) The Borrower shall, and shall cause each of its Subsidiaries to, maintain all of its property necessary and useful in the conduct of its business, in good operating condition and repair, ordinary wear and tear excepted.

     (b) The Borrower shall permit representatives and independent contractors of the Agent (at the expense of the Borrower not to exceed four (4) times per year unless an Event of Default has occurred and is continuing) to visit and inspect any of its properties, to examine its corporate, financial and operating records, and make copies thereof or abstracts therefrom and to discuss its affairs, finances and accounts with its directors, officers and independent public accountants, at such reasonable times during normal business hours and as soon as may be reasonably desired, upon reasonable advance notice to the Borrower; provided, however, when an Event of Default exists, the Agent or any Lender may do any of the foregoing at the expense of the Borrower at any time during normal business hours and without advance notice.

7.5  Insurance.

     (a) The Borrower shall maintain, and shall cause each of its Subsidiaries to maintain, with financially sound and reputable insurers having a rating of at least A or better by Best Rating Guide, insurance against loss or damage by fire with extended coverage; theft, burglary, pilferage and loss in transit; public liability and third party property damage; larceny, embezzlement or other criminal liability; business interruption; public liability and third party property damage; and such other hazards or of such other types as is customary for Persons engaged in the same or similar business, as the Agent, in its discretion, or acting at the direction of the Required Lenders, shall specify, in amounts, and under policies acceptable to the Agent and the Required Lenders

(b) The Borrower shall cause the Agent, for the ratable benefit of the Agent and the Lenders, to be named as secured party or mortgagee and sole loss payee or additional insured, in a manner acceptable to the Agent. Each policy of insurance shall contain a clause or endorsement requiring the insurer to give not less than thirty (30) days' prior written notice to the Agent in the event of cancellation of the policy for any reason whatsoever and a clause or endorsement stating that the interest of the Agent shall not be impaired or invalidated by any act or neglect of the Borrower or any of its Subsidiaries or the owner of any Real Estate for purposes more hazardous than are permitted by such policy. All premiums for such insurance shall be paid by the Borrower when due, and certificates of insurance and, if requested by the Agent or any Lender, photocopies of the policies, shall be delivered to the Agent, in each case in sufficient quantity for distribution by the Agent to each of the Lenders. If the Borrower fails to procure such insurance or to pay the premiums therefor when due, the Agent may, and at the direction of the Required Lenders shall, do so from the proceeds of Revolving Loans.

7.6  Insurance and Condemnation  Proceeds.

     The Borrower shall promptly notify the
     Agent and the Lenders of any loss, damage, or destruction to the Collateral, exceeding $250,000, whether or not covered by insurance. The Agent is hereby authorized to collect all insurance and condemnation proceeds in respect of Collateral directly and to apply them, after deducting from such proceeds the reasonable expenses, if any, incurred by the Agent in the collection or handling thereof, ratably, to the reduction of the Obligations in the order provided for in Section 3. 3.

7.7  Environmental Laws.

     (a) The Borrower shall, and shall cause each of its Subsidiaries to, conduct its business in compliance with all Environmental Laws applicable to it, including those relating to the generation, handling, use, storage, and disposal of any Contaminant, except where such non-compliance would not have a Material Adverse Effect. The Borrower shall, and shall cause each of its Subsidiaries to, take prompt and appropriate action to respond to any non-compliance with Environmental Laws and shall regularly report to the Agent on such response.

     (b) Without limiting the generality of the foregoing, the Borrower shall submit to the Agent and the Lenders annually, commencing on the first Anniversary Date, and on each Anniversary Date thereafter, an update of the status of each material environmental compliance or liability issue. The Agent or any Lender may request copies of technical reports prepared by the Borrower and its communications with any Governmental Authority to determine whether the Borrower or any of its Subsidiaries is proceeding reasonably to correct, cure or contest in good faith any alleged non-compliance or environmental liability. The Borrower shall, at the Agent's or the Required Lenders' request and at the Borrower's expense,
     (i) retain an independent environmental engineer acceptable to the Agent to evaluate the site, including tests if appropriate, where the material non-compliance or alleged material non-compliance with Environmental Laws has occurred and prepare and deliver to the Agent, in sufficient quantity for distribution by the Agent to the Lenders, a report setting forth the results of such evaluation, a proposed plan for responding to any environmental problems described therein, and an estimate of the costs thereof, and (ii) provide to the Agent and the Lenders a supplemental report of such engineer whenever the scope of the environmental problems, or the response thereto or the estimated costs thereof, shall increase in any material respect.

7.8  Compliance  with ERISA.

     The  Borrower  shall,  and shall cause each of its
     ERISA Affiliates to: (a) maintain each Plan in compliance in all material respects with the applicable provisions of ERISA, the Code and other federal or state law; (b) cause each Plan which is qualified under Section 401(a) of the Code to maintain such qualification; (c) make all required contributions to any Plan subject to Section 412 of the Code; (d) not engage in a prohibited transaction or violation of the fiduciary responsibility rules with respect to any Plan; and (e) not engage in a transaction that could be subject to Section 4069 or 4212(c) of ERISA.

7.9  Mergers,  Consolidations  or Sales.

     Except as permitted  by Section  7.28,
     neither the Borrower nor any of its Subsidiaries shall enter into any transaction of merger, reorganization, or consolidation, or transfer, sell, assign, lease, or otherwise dispose of all or any part of its property, or wind up, liquidate or dissolve, or agree to do any of the foregoing, except for: (i) sales or other transfers of real property described on Schedule 7.9A attached hereto or refinancing or sale/leaseback of real property described on Schedule 7.9B attached hereto, or otherwise consented to by Agent; and (ii) sales or other dispositions of Rolling Stock and other Equipment in the ordinary course of business in accordance with standard business practices. The Borrower shall apply the proceeds of all sales and other dispositions of real property, Rolling Stock, and other Equipment to the Loans in accordance with Sections 3.3(b).

7.10 Distributions; Capital Change; Restricted Investments.

     Neither the Borrower
     nor any of its Subsidiaries shall (i) directly or indirectly declare or make, or incur any liability to make, any Distribution, except Distributions to the Borrower by its Subsidiaries, (ii) make any change in its capital structure which could have a Material Adverse Effect or (iii) make any Restricted Investment.

7.11 Transactions Affecting Collateral or Obligations.

     Neither the Borrower nor
     any of its Subsidiaries shall enter into any transaction which would be reasonably expected to have a Material Adverse Effect.

7.12 Guaranties.

     Neither the Borrower nor any of its Subsidiaries shall make, issue, or become liable on any Guaranty, except Guaranties of the Obligations in favor of the Agent.

7.13 Debt.

     Neither the Borrower nor any of its Subsidiaries shall incur or maintain any Debt, other than: (a) the Obligations; (b) Debt described on
     Schedule 6.9; (c) Capital Leases of Equipment and purchase money secured Debt incurred to purchase Equipment and Debt or sale/leasebacks secured by real property described in Schedule 7.9B hereto, provided that (i) Liens securing the same attach only to the Equipment acquired by the incurrence of such Debt, or in the case of the real property Liens, such real property, and (ii) the aggregate amount of such Debt (including Capital Leases) outstanding does not exceed $50,000,000 at any time; (d) other Debt not exceeding $100,000 in aggregate outstanding principal amount; and (e) Debt evidencing a refunding, renewal or extension of the Debt described on
     Schedule 6.9; provided that (i) the principal amount thereof is not increased, (ii) the Liens, if any, securing such refunded, renewed or extended Debt do not attach to any assets in addition to those assets, if any, securing the Debt to be refunded, renewed or extended, (iii) no Person that is not an obligor or guarantor of such Debt as of the Closing Date shall become an obligor or guarantor thereof, and (iv) the terms of such refunding, renewal or extension are no less favorable to the Borrower, the Agent or the Lenders than the original Debt.

7.14 Prepayment.

     Neither the Borrower nor any of its Subsidiaries shall voluntarily prepay any Debt, except the Obligations in accordance with the terms of this Agreement, except as otherwise approved by the Agent in writing.

7.15 Transactions  with  Affiliates.

     Except as set  forth  below,  neither  the
     Borrower nor any of its Subsidiaries shall, sell, transfer, distribute, or pay any money or property, including, but not limited to, any fees or expenses of any nature (including, but not limited to, any fees or expenses for management services), to any Affiliate, or lend or advance money or property to any Affiliate, or invest in (by capital contribution or otherwise) or purchase or repurchase any stock or indebtedness, or any property, of any Affiliate, or become liable on any Guaranty of the indebtedness, dividends, or other obligations of any Affiliate. Notwithstanding the foregoing, and except as permitted by Section 7.19 hereof, while no Event of Default has occurred and is continuing, the Borrower and its Subsidiaries may engage in transactions with Affiliates in the ordinary course of business consistent with past practices, in amounts and upon terms fully disclosed to the Agent and the Lenders, and no less favorable to the Borrower and its Subsidiaries than would be obtained in a comparable arm's-length transaction with a third party who is not an Affiliate.

7.16 Investment  Banking and Finder's Fees.

     Neither the Borrower nor any of its
     Subsidiaries shall pay or agree to pay, or reimburse any other party with respect to, any investment banking or similar or related fee, underwriter's fee, finder's fee, or broker's fee to any Person in connection with this Agreement, except for fees payable to Agent and its Affiliates. The Borrower shall defend and indemnify the Agent and the Lenders against and hold them harmless from all claims of any Person that the Borrower is obligated to pay for any such fees, and all costs and expenses (including attorneys' fees) incurred by the Agent and/or any Lender in connection therewith.

7.17 Business Conducted.

     The Borrower shall not and shall not permit any of its Subsidiaries to, engage directly or indirectly, in any line of business that is substantially different than the businesses in which the Borrower is engaged on the Closing Date.

7.18 Liens.

     Neither the Borrower nor any of its Subsidiaries shall create, incur, assume, or permit to exist any Lien on any property now owned or hereafter acquired by any of them, except Permitted Liens, and Liens, if any, in effect as of the Closing Date described in Schedule 6.9 securing Debt described in Schedule 6.9 and Liens securing Capital Leases and purchase money Debt and Debt secured by certain real property permitted in
     Section 7.13.

7.19 Sale  and  Leaseback  Transactions.

     Neither  the  Borrower  nor any of its
     Subsidiaries shall, directly or indirectly, enter into any arrangement with any Person providing for the Borrower or such Subsidiary to lease or rent property that the Borrower or such Subsidiary has sold or will sell or otherwise transfer to such Person, other than the Southwest Sale/Leaseback, the GE Capital Sale/Leaseback, and any sale and leaseback of any real property of Borrower described in Schedule 7.30, or all or any of the 2005 Sterling tractors, upon terms and conditions in accordance with standard business practices.

7.20 Subsidiaries.

     Except as permitted by Section 7.28, the Borrower shall not, directly or indirectly, organize, create, acquire or permit to exist any Subsidiary.

7.21 Fiscal Year.

     The Borrower shall not change its Fiscal Year.

7.22 Capital  Expenditures.

     Neither the Borrower nor any of its Subsidiaries shall make or incur any Capital Expenditure if, after giving effect thereto, the aggregate amount of all Capital Expenditures by the Borrower and its Subsidiaries on a consolidated basis would exceed $10,000,000 in the Fiscal Year ending December 31, 2005, and thereafter as follows:

----------------------------------------------------------------------------------------------------------------------
                                                Capital Expenditures
----------------------------------------------------------------------------------------------------------------------
--------------------------- ------------------------------------------------- ----------------------------------------
    Fiscal Year Ending               If Fixed Charge Coverage Ratio                  If Fixed Charge Coverage
                                < 1.0 to 1.0 after giving effect to such             Ratio > 1.0 to 1.0 after
                                           Capital Expenditure                     giving effect to such Capital
                                                                                            Expenditure
--------------------------- ------------------------------------------------- ----------------------------------------
--------------------------- ------------------------------------------------- ----------------------------------------
December 31, 2006                             $7,000,000                      After giving effect to such Capital
                                                                              Expenditure(s), Availability shall be
                                                                              greater than $30,000,000 for a period
                                                                              of at least 60 days after such Capital
                                                                              Expenditure
--------------------------- ------------------------------------------------- ----------------------------------------
--------------------------- ------------------------------------------------- ----------------------------------------
December, 31, 2007                            $7,000,000
--------------------------- ------------------------------------------------- ----------------------------------------
--------------------------- ------------------------------------------------- ----------------------------------------
December 31, 2008                             $7,000,000
--------------------------- ------------------------------------------------- ----------------------------------------


7.23     Fixed Charge Coverage Ratio/Minimum EBITDA.

     (a) At all times from the earlier of: (i) delivery by the Borrower to the Agent of the April, 2005 financial statements in compliance with Section 5.2(c), and (ii) May 30, 2005, until the earlier of: (i) delivery by the Borrower to the Agent of the May, 2006 financial statements in compliance with Section 5.2(c), and (ii) June 30, 2006, as of the last day of each fiscal month of the Borrower set forth below, the fiscal year-to-date (fiscal year-to-date in fiscal year 2005 shall mean fiscal year-to-date, and with respect to each month in fiscal year 2006, shall mean the immediately preceding twelve fiscal months) EBITDA of Parent and its Subsidiaries shall not be less than the amount set forth opposite each date.



------------------------------------------------------------ ---------------------------------------------------------
                  Fiscal Month Ending on                                   Minimum Year-to-Date EBITDA
------------------------------------------------------------ ---------------------------------------------------------
------------------------------------------------------------ ---------------------------------------------------------
                      April 30, 2005                                                ($585,000)
------------------------------------------------------------ ---------------------------------------------------------
------------------------------------------------------------ ---------------------------------------------------------
                       May 31, 2005                                                  $143,000
------------------------------------------------------------ ---------------------------------------------------------
------------------------------------------------------------ ---------------------------------------------------------
                       June 30, 2005                                               $1,177,000
------------------------------------------------------------ ---------------------------------------------------------
------------------------------------------------------------ ---------------------------------------------------------
                       July 31, 2005                                               $2,651,000
------------------------------------------------------------ ---------------------------------------------------------
------------------------------------------------------------ ---------------------------------------------------------
                      August 31, 2005                                              $4,794,000
------------------------------------------------------------ ---------------------------------------------------------
------------------------------------------------------------ ---------------------------------------------------------
                    September 30, 2005                                             $7,174,000
------------------------------------------------------------ ---------------------------------------------------------
------------------------------------------------------------ ---------------------------------------------------------
                     October 31, 2005                                              $9,896,000
------------------------------------------------------------ ---------------------------------------------------------
------------------------------------------------------------ ---------------------------------------------------------
                     November 30, 2005                                            $11,665,000
------------------------------------------------------------ ---------------------------------------------------------
------------------------------------------------------------ ---------------------------------------------------------
                     December 31, 2005                                            $14,130,000
------------------------------------------------------------ ---------------------------------------------------------
------------------------------------------------------------ ---------------------------------------------------------
                     January 31, 2006                                             $15,764,000
------------------------------------------------------------ ---------------------------------------------------------
------------------------------------------------------------ ---------------------------------------------------------
                     February 28, 2006                                            $17,590,000
------------------------------------------------------------ ---------------------------------------------------------
------------------------------------------------------------ ---------------------------------------------------------
                      March 31, 2006                                              $19,494,000
------------------------------------------------------------ ---------------------------------------------------------
------------------------------------------------------------ ---------------------------------------------------------
                      April 30, 2006                                              $20,882,000
------------------------------------------------------------ ---------------------------------------------------------
------------------------------------------------------------ ---------------------------------------------------------
                       May 31, 2006                                               $22,359,000
------------------------------------------------------------ ---------------------------------------------------------
------------------------------------------------------------ ---------------------------------------------------------
                       June 30, 2006                                              $25,000,000
------------------------------------------------------------ ---------------------------------------------------------

     (b) Commencing on and after the earlier of: (i) August 15, 2006, and (ii) the delivery of the June, 2006 quarterly financial statements in compliance with Section 5.2(b), on any day Availability is less than $15,000,000, the Borrower will maintain a Fixed Charge Coverage Ratio for each period of four consecutive fiscal quarters ended on the last day of each fiscal quarter of not less than 1.0 to 1.0. For purposes of this Section 7.23, on any date compliance hereunder is required, compliance shall commence on such date with reference to the most recently reported monthly or quarterly financial information, as the case may be.

     Notwithstanding anything set forth above to the contrary, during any period commencing on the day Availability has exceeded $15,000,000 for at least 60 consecutive days and ending on any day on which Availability is less than $15,000,000, Borrower shall not be required to comply with either covenant set forth in (a) and (b) above.

7.24 Use of Proceeds.

     The Borrower shall not, and shall not suffer or permit any
     Subsidiary to, use any portion of the Loan proceeds, directly or indirectly, (i) to purchase or carry Margin Stock, (ii) to repay or otherwise refinance indebtedness of the Borrower or others incurred to purchase or carry Margin Stock, (iii) to extend credit for the purpose of purchasing or carrying any Margin Stock, or (iv) to acquire any security in any transaction that is subject to Section 13 or 14 of the Exchange Act.

7.25 Further Assurances.

     The Borrower shall execute and deliver, or cause to be executed and delivered, to the Agent and/or the Lenders such documents and agreements, and shall take or cause to be taken such actions, as the Agent or any Lender may, from time to time, request to carry out the terms and conditions of this Agreement and the other Loan Documents.

7.26 Collateral.

     To secure the full and complete payment and performance of the
     Obligations, Borrower shall (and shall cause each Subsidiary to) enter into Loan Documents (in form and substance acceptable to the Agent) pursuant to which, among other things, each such entity shall, to the extent permitted by applicable law, grant, pledge, assign, and create first priority Agent's Liens (except to the extent Permitted Liens affect such priority) in and to all Collateral owned by such entity. Borrower agrees that all Rolling Stock (other than Rolling Stock subject to Permitted Liens under subpart (f) of the definition of Permitted Liens, but only so long as such Permitted Liens exist) shall be subject to Agent's Liens, and Borrower shall deliver all original certificates of title relating thereto to the Agent, together with any necessary releases of Liens, lien documents, powers of attorney, or other certificates, instruments, documents, odometer readings, and other matters so that the Agent shall at all times on and after March 31, 2005 have a perfected, first priority Agent's Lien on all Rolling Stock (other than Rolling Stock subject to Permitted Liens under subpart (f) of the definition of Permitted Liens, but only so long as such Permitted Liens exist), and other than the Rolling Stock described on Schedule 7.30(a) hereto. Borrower agrees that upon the occurrence of any Default or Event of Default hereunder, Agent may, but shall not be required to perfect its liens on the Rolling Stock described on Schedule 7.30(a) hereto. In the event Borrower creates any investment accounts, it agrees to enter into a control agreement, in form and substance acceptable to Agent, executed and delivered by Borrower, Agent, and the applicable broker, bank, or investment house with respect to such investment account.

7.27 Tax Shelter Regulations.

     (a) The Borrower does not intend to treat the Loans and/or Letters of Credit and related transactions as being a "reportable transaction" (within the meaning of Treasury Regulation Section 1.6011-4). In the event the Borrower determines to take any action inconsistent with such intention, it will promptly notify the Agent thereof. If the Borrower so notifies the Agent, the Borrower acknowledges that one or more of the Lenders may treat its Loans and/or its interest in Non-Ratable Loans and/or Agent Advances and/or Letters of Credit as part of a transaction that is subject to Treasury Regulation Section 301.6112-1, and such Lender or Lenders, as applicable, will maintain the lists and other records required by such Treasury Regulation.

     (b) Neither the Agent nor any Lender intends to treat the Loans and/or Letters of Credit and related transactions as being a "reportable transaction" (within the meaning of Treasury Regulation Section 1.6011-4). In the event the Agent or any Lender determines to take any action inconsistent with this intention, such person will so notify Borrower. If the Agent or any Lender so notifies Borrower, the Agent and such Lender acknowledge that the Borrower may treat any Loans and/or Letter of Credit as part of a transaction that is subject to Treasury Regulation Section 301.6112-1, and the Borrower will maintain the lists and other records required by such Treasury Regulation.

7.28 Permitted Acquisitions. The Borrower may consummate Acquisitions, so long as:

     (a) the Acquisition by the Borrower is of a Person or assets which are in substantially the same lines of business as the business conducted by the Borrower on the date hereof, or any other business reasonably related thereto;

     (b) as of the closing thereof, each Acquisition has been approved and recommended by the board of directors (or equivalent body) of the Person to be acquired or from which such business or asset is to be acquired;

     (c) prior to the closing of such Acquisition (other than an Acquisition of assets), the Person to be acquired is Solvent;

     (d) as of the closing of the Acquisition, after giving effect thereto, the Borrower must be Solvent and the Borrower and its Subsidiaries, on a consolidated basis, must be Solvent;

     (e) as of the closing of any such Acquisition, (i) such Acquisition is structured as a merger, a Borrower or a wholly-owned Subsidiary must be the surviving entity after giving effect to such merger; and (ii) if such Acquisition is structured as a stock/equity acquisition, the Borrower shall own not less than a 100% interest in the entity being acquired and such acquired entity will be a domestic company that is or becomes a borrower or a guarantor hereunder and grants a lien on its assets to Agent for the benefit of the Agent and the Lenders, all in a manner satisfactory to Agent, as set forth in subparagraph (g) below;

     (f) as of the closing of any Acquisition, no Default or Event of Default shall exist or occur as a result thereof, and after giving effect thereto;

     (g) if the Acquisition target is to be a Subsidiary or if the survivor is a Subsidiary, then Borrower shall cause such Subsidiary to deliver articles of incorporation, bylaws, and resolutions (or other corresponding constituent documents) and such opinions as the Agent shall require and to execute a joinder agreement, guaranty, a security agreement, and pledge agreement (if applicable) as shall be required by the Agent, for the benefit of the Agent and the Lenders, in such Subsidiary's assets, to secure the Obligations;

     (h) the absence of action, suit, investigation, or proceeding pending or threatened in a any court or before any arbitrator or Governmental Authority that affects the target or the proposed Acquisition, which could reasonably be expected to have a Material Adverse Effect on the target or the Loan Parties;

     (i) no Acquisition results in the formation or Acquisition of a Foreign Subsidiary of the Borrower;

     (j) the Purchase Price for such Acquisition, when aggregated with the Purchase Price of all other Acquisitions consummated during such Fiscal Year, does not exceed $5,000,000 in the aggregate;

     (k) immediately prior to such Acquisition and after giving effect to any Revolving Loans to be made in connection therewith, (A) there is at least $30,000,000 of Availability, and (B) the Fixed Charge Coverage Ratio for the most-recently ended four fiscal quarters after giving pro forma effect to the transaction, is at least 1.00 to 1.00; for purposes hereof, EBITDA for any period shall include on a pro forma basis all EBITDA for the Parent and its Subsidiaries for such period relating to assets acquired (including any Subsidiaries formed or acquired) in accordance with this Agreement during such period, but shall exclude on a pro forma basis all EBITDA for the Parent and its Subsidiaries for such period relating to any such assets disposed of in accordance with this Agreement during such period; and

     (l) for the purposes of calculating Availability under this Section 7.28, no assets of the Person to be acquired or the assets to be acquired shall be included in the Borrowing Base unless such assets are acceptable to the Agent in its sole discretion.

7.29 Appraisals.

     Upon Agent's request, Agent may require annually, on or before
     January 31 of each year, commencing January 31, 2006, an updated appraisal of the Eligible Rolling Stock, performed by an appraiser acceptable to Agent, and in form and substance acceptable to Agent ("Required Appraisal"). Notwithstanding the foregoing, in the event Availability on any day is equal to or less than $25,000,000, but greater than $20,000,000 Agent may request two Required Appraisals during the twelve months following such request. Further notwithstanding the foregoing, in the event the Availability on any day is equal to or less than $20,000,000 Agent may request four Required Appraisal during the twelve months following such request. Borrower shall cooperate with all reasonable requests and do all acts reasonably required by the Agent and any Persons employed by it as appraisers to assure the timely completion of such new appraisals, and Borrower shall pay to Agent the actual charges paid or incurred therefor.

7.30 Post Closing Agreements and Mortgages.

     (a) Borrower agrees that it shall cause the Agent's Lien on all Rolling Stock owned by the Borrower as of the Closing Date (other than Rolling Stock which is subject to a perfected Lien in favor of a third party as of the Closing Date and as of March 31, 2005 and the Rolling Stock described on a list furnished by Borrower to Agent on the Closing Date) to be properly perfected on or before March 31, 2005; provided that the failure of the Agent to receive a certificate of title noting the Agent's Lien thereon from the applicable Governmental Authority prior to March 31, 2005 shall not constitute a breach of this Section 7.30(a) so long as the Borrower has taken all action necessary to obtain such certificate of title with the Agent's Lien noted thereon.

     (b) Borrower will cause each of its principal depository accounts, including operating, administrative, cash management, collection, and other deposit accounts to be maintained with Agent (unless Agent otherwise agrees in writing) to be maintained at the Agent, on or before March 31, 2005.

     (c) Borrower shall cause all of its owned real property to be encumbered by valid, enforceable, recorded first lien mortgages, deeds of trust, or other applicable security instruments ("Mortgages") satisfactory in form and substance to Agent, provided, however, that such real property is subject to being released pursuant to Section 7.9.

7.31 Solvency.

     The Borrower shall at all times be Solvent, including prior to and after giving effect to the Borrowings and the issuance of the Letters of Credit hereunder.

ARTICLE 8
                              CONDITIONS OF LENDING

8.1 Conditions Precedent to Making of Loans on the Closing Date. The obligation of the Lenders to make the initial Revolving Loans hereunder, and the obligation of the Agent to cause the Letter of Credit Issuer to issue any Letter of Credit hereunder, are subject to the following conditions precedent having been satisfied in a manner satisfactory to the Agent and each Lender:

     (a) This Agreement and the other Loan Documents shall have been executed by each party hereto and thereto and the Borrower shall have performed and complied with all covenants, agreements and conditions contained herein and in the other Loan Documents which are required to be performed or complied with by the Borrower before or on such Closing Date.

     (b) All representations and warranties made hereunder and in the other Loan Documents shall be true and correct as if made on such date.

     (c) No Default or Event of Default shall have occurred and be continuing after giving effect to the Loans to be made and the Letters of Credit to be issued on the Closing Date.

     (d) The Agent and the Lenders shall have received such opinions of counsel for the Borrower and its Subsidiaries as the Agent or any Lender shall request, each such opinion to be in a form, scope, and substance satisfactory to the Agent, the Lenders, and their respective counsel.

     (e) The Agent shall have received:

     (i) acknowledgment copies of proper financing statements, duly filed on or before the Closing Date under the Original Credit Agreement under the UCC of all jurisdictions that the Agent may deem necessary or desirable in order to perfect the Agent's Liens;

     (ii) duly executed documents acceptable in form and substance to Agent to perfect Agent's Liens on the Rolling Stock (other than Rolling Stock which is subject to a perfected Lien in favor of a third party as of the Closing Date and as of March 31, 2005 and the Rolling Stock described on Schedule
     7.30 attached hereto);

     (iii) original titles to all Rolling Stock other than Rolling Stock which is subject to a perfected Lien in favor of a third party as of the Closing Date; and

     (iv) such other instruments, in form and substance satisfactory to the Agent, as shall be necessary to terminate and satisfy all Liens on the Property of the Borrower and its Subsidiaries except Permitted Liens.

     (f) The Borrower shall have paid all fees and expenses of the Agent and the Attorney Costs incurred in connection with any of the Loan Documents and the transactions contemplated thereby to the extent invoiced.

     (g) The Agent shall have received evidence, in form, scope, and substance, reasonably satisfactory to the Agent, of all insurance coverage as required by this Agreement.

     (h) The Agent and the Lenders shall have had an opportunity, if they so choose, to examine the books of account and other records and files of the Borrower and to make copies thereof, and to conduct a pre-closing audit which shall include, without limitation, verification of Rolling Stock, Accounts, and the Borrowing Base, and the results of such examination and audit shall have been satisfactory to the Agent and the Lenders in all respects.

     (i) All proceedings taken in connection with the execution of this Agreement, all other Loan Documents and all documents and papers relating thereto shall be satisfactory in form, scope, and substance to the Agent and the Lenders.

     (j) The Agent shall have received an appraisal, satisfactory in form and substance to Agent, of all Rolling Stock included in the Borrowing Base.

     (k) Borrower shall have established all of its deposit accounts at the Bank or shall have entered into Blocked Account Agreements or control agreements (on terms acceptable to the Agent) with respect to all deposit accounts not established at the Bank, for which the Agent has requested such Blocked Account Agreements.

     (l) Without limiting the generality of the items described above, the Borrower and each Person guarantying or securing payment of the Obligations shall have delivered or caused to be delivered to the Agent (in form and substance reasonably satisfactory to the Agent), the financial statements, instruments, resolutions, documents, agreements, certificates, opinions, pay-off letters, and other items set forth on the "Closing Checklist" delivered by the Agent to the Borrower prior to the Closing Date.

     The acceptance by the Borrower of any Loans made or Letters of Credit issued on the Closing Date shall be deemed to be a representation and warranty made by the Borrower to the effect that all of the conditions precedent to the making of such Loans or the issuance of such Letters of Credit have been satisfied, with the same effect as delivery to the Agent and the Lenders of a certificate signed by a Responsible Officer of the Borrower, dated the Closing Date, to such effect.

     Execution and delivery to the Agent by a Lender of a counterpart of this Agreement shall be deemed confirmation by such Lender that (i) all conditions precedent in this Section 8.1 have been fulfilled to the satisfaction of such Lender, (ii) the decision of such Lender to execute and deliver to the Agent an executed counterpart of this Agreement was made by such Lender independently and without reliance on the Agent or any other Lender as to the satisfaction of any condition precedent set forth in this
     Section 8.1, and (iii) all documents sent to such Lender for approval consent, or satisfaction were acceptable to such Lender.

8.2  Conditions  Precedent to Each Loan.

     The  obligation of the Lenders to make
     each Loan, including the initial Revolving Loans on the Closing Date, and the obligation of the Agent to cause the Letter of Credit Issuer to issue any Letter of Credit shall be subject to the further conditions precedent that on and as of the date of any such extension of credit:

     (a) The following statements shall be true, and the acceptance by the Borrower of any extension of credit shall be deemed to be a statement to the effect set forth in clauses (i), (ii) and (iii) with the same effect as the delivery to the Agent and the Lenders of a certificate signed by a Responsible Officer, dated the date of such extension of credit, stating that:

     (i) The representations and warranties contained in this Agreement and the other Loan Documents are correct in all material respects on and as of the date of such extension of credit as though made on and as of such date, other than any such representation or warranty which relates to a specified prior date and except to the extent the Agent and the Lenders have been notified in writing by the Borrower that any representation or warranty is not correct and the Required Lenders have explicitly waived in writing compliance with such representation or warranty; and

     (ii) No event has occurred and is continuing, or would result from such extension of credit, which constitutes a Default or an Event of Default; and

     (iii) No event has occurred and is continuing, or would result from such extension of credit, which has had or would have a Material Adverse Effect.

     (b) No such Borrowing shall exceed Availability, provided, however, that the foregoing conditions precedent are not conditions to each Lender participating in or reimbursing the Bank or the Agent for such Lenders' Pro Rata Share of any Non-Ratable Loan or Agent Advance made in accordance with the provisions of Sections 1.2(h) and (i).

ARTICLE 9
                                DEFAULT; REMEDIES

9.1 Events of Default. It shall constitute an event of default ("Event of Default") if any one or more of the following shall occur for any reason:

     (a) any failure by the Borrower to pay the principal of or interest or premium on any of the Obligations or any fee or other amount owing hereunder when due, whether upon demand or otherwise;

     (b) any representation or warranty made or deemed made by the Borrower in this Agreement or by the Borrower or any of its Subsidiaries in any of the other Loan Documents, any Financial Statement, or any certificate furnished by the Borrower or any of its Subsidiaries at any time to the Agent or any Lender shall prove to be untrue in any material respect as of the date on which made, deemed made, or furnished;

     (c) (i) any default shall occur in the observance or performance of any of the covenants and agreements contained in Sections 5.2(k), 7.2, 7.5, 7.9-7.27, or Section 11 of the Security Agreement, (ii) any default shall occur in the observance or performance of any of the covenants and agreements contained in Sections 5.2 (other than 5.2(k) or 5.3) and such default shall continue for three (3) days or more; or (iii) any default shall occur in the observance or performance of any of the other covenants or agreements contained in any other Section of this Agreement or any other Loan Document, any other Loan Documents, or any other agreement entered into at any time to which the Borrower or any Subsidiary and the Agent or any Lender are party (including in respect of any Bank Products) and such default shall continue for fifteen (15) days or more;

     (d) any default shall occur with respect to any Debt (other than the Obligations) of the Borrower or any of its Subsidiaries in an outstanding principal amount which individually or in the aggregate exceeds $500,000, or under any agreement or instrument under or pursuant to which any such Debt may have been issued, created, assumed, or guaranteed by the Borrower or any of its Subsidiaries, and such default shall continue for more than the period of grace, if any, therein specified, if the effect thereof (with or without the giving of notice or further lapse of time or both) is to accelerate, or to permit the holders of any such Debt to accelerate, the maturity of any such Debt; or any such Debt shall be declared due and payable or be required to be prepaid (other than by a regularly scheduled required prepayment) prior to the stated maturity thereof;

     (e) the Borrower or any of its Subsidiaries shall (i) file a voluntary petition in bankruptcy or file a voluntary petition or an answer or otherwise commence any action or proceeding seeking reorganization, arrangement or readjustment of its debts or for any other relief under the federal Bankruptcy Code, as amended, or under any other bankruptcy or insolvency act or law, state or federal, now or hereafter existing, or consent to, approve of, or acquiesce in, any such petition, action or proceeding; (ii) apply for or acquiesce in the appointment of a receiver, assignee, liquidator, sequestrator, custodian, monitor, trustee or similar officer for it or for all or any part of its property; (iii) make an assignment for the benefit of creditors; or (iv) be unable generally to pay its debts as they become due;

     (f) an involuntary petition shall be filed or an action or proceeding otherwise commenced seeking reorganization, arrangement, consolidation or readjustment of the debts of the Borrower or any of its Subsidiaries or for any other relief under the federal Bankruptcy Code, as amended, or under any other bankruptcy or insolvency act or law, state or federal, now or hereafter existing and such petition or proceeding shall not be dismissed within thirty (30) days after the filing or commencement thereof or an order of relief shall be entered with respect thereto;

     (g) a receiver, assignee, liquidator, sequestrator, custodian, monitor, trustee or similar officer for the Borrower or any of its Subsidiaries or for all or any part of its property shall be appointed or a warrant of attachment, execution or similar process shall be issued against any part of the property of the Borrower or any of its Subsidiaries;

     (h) the Borrower or any of its Subsidiaries shall file a certificate of dissolution under applicable state law or shall be liquidated, dissolved or wound-up or shall commence or have commenced against it any action or proceeding for dissolution, winding-up or liquidation, or shall take any corporate action in furtherance thereof;

     (i) all or any material part of the property of the Borrower or any of its Subsidiaries shall be nationalized, expropriated or condemned, seized or otherwise appropriated, or custody or control of such property or of the Borrower or such Subsidiary shall be assumed by any Governmental Authority or any court of competent jurisdiction at the instance of any Governmental Authority, except where contested in good faith by proper proceedings diligently pursued where a stay of enforcement is in effect;

     (j) any Loan Document shall be terminated, revoked or declared void or invalid or unenforceable or challenged by the Borrower or any other obligor;

     (k) one or more judgments, orders, decrees or arbitration awards is entered against the Borrower involving in the aggregate liability (to the extent not covered by independent third-party insurance as to which the insurer does not dispute coverage) as to any single or related or unrelated series of transactions, incidents or conditions, of $500,000 or more, and the same shall remain unsatisfied, unvacated and unstayed pending appeal for a period of thirty (30) days after the entry thereof;

     (l) any loss, theft, damage or destruction of any item or items of Collateral or other property of the Borrower or any Subsidiary occurs which could reasonably be expected to cause a Material Adverse Effect and is not adequately covered by insurance;

     (m) there is filed against the Borrower or any of its Subsidiaries any action, suit or proceeding under any federal or state racketeering statute (including the Racketeer Influenced and Corrupt Organization Act of 1970), which action, suit or proceeding (i) is not dismissed within one hundred twenty (120) days, and (ii) could reasonably be expected to result in the confiscation or forfeiture of any material portion of the Collateral;

     (n) for any reason other than the failure of the Agent to take any action available to it to maintain perfection of the Agent's Liens, pursuant to the Loan Documents, any Loan Document ceases to be in full force and effect or any Lien with respect to any material portion of the Collateral intended to be secured thereby ceases to be, or is not, valid, perfected and prior to all other Liens (other than Permitted Liens) or is terminated, revoked or declared void;

     (o) (i) an ERISA Event shall occur with respect to a Pension Plan or Multi-employer Plan which has resulted or could reasonably be expected to result in liability of the Borrower under Title IV of ERISA to the Pension Plan, Multi-employer Plan or the PBGC in an aggregate amount in excess of $250,000 ; (ii) the aggregate amount of Unfunded Pension Liability among all Pension Plans at any time exceeds $250,000; or (iii) the Borrower or any ERISA Affiliate shall fail to pay when due, after the expiration of any applicable grace period, any installment payment with respect to its withdrawal liability under Section 4201 of ERISA under a Multi-employer Plan in an aggregate amount in excess of $250,000; or

     (p) there occurs a Change of Control.

9.2  Remedies.

     (a) If a Default or an Event of Default exists, the Agent may, in its discretion, and shall, at the direction of the Required Lenders, do one or more of the following at any time or times and in any order, without notice to or demand on the Borrower: (i) reduce the Maximum Revolver Amount, or the advance rates against Eligible Accounts and/or Eligible Rolling Stock used in computing the Borrowing Base, or reduce one or more of the other elements used in computing the Borrowing Base; (ii) restrict the amount of or refuse to make Revolving Loans; and (iii) restrict or refuse to provide Letters of Credit or Credit Support. If an Event of Default exists, the Agent shall, at the direction of the Required Lenders, do one or more of the following, in addition to the actions described in the preceding sentence, at any time or times and in any order, without notice to or demand on the Borrower: (A) terminate the Commitments and this Agreement;
     (B) declare any or all Obligations to be immediately due and payable; provided, however, that upon the occurrence of any Event of Default described in Sections 9.1(e), 9.1(f), 9.1(g), or 9.1(h), the Commitments shall automatically and immediately expire and all Obligations shall automatically become immediately due and payable without notice or demand of any kind; (C) require the Borrower to cash collateralize all outstanding Letter of Credit Obligations; and (D) pursue its other rights and remedies under the Loan Documents and applicable law.

     (b) If an Event of Default has occurred and is continuing: (i) the Agent shall have for the benefit of the Lenders, in addition to all other rights of the Agent and the Lenders, the rights and remedies of a secured party under the Loan Documents and the UCC; (ii) the Agent may, at any time, take possession of the Collateral and keep it on the Borrower's premises, at no cost to the Agent or any Lender, or remove any part of it to such other place or places as the Agent may desire, or the Borrower shall, upon the Agent's demand, at the Borrower's cost, assemble the Collateral and make it available to the Agent at a place reasonably convenient to the Agent; and
     (iii) the Agent may sell and deliver any Collateral at public or private sales, for cash, upon credit or otherwise, at such prices and upon such terms as the Agent deems advisable, in its sole discretion, and may, if the Agent deems it reasonable, postpone or adjourn any sale of the Collateral by an announcement at the time and place of sale or of such postponed or adjourned sale without giving a new notice of sale. Without in any way requiring notice to be given in the following manner, the Borrower agrees that any notice by the Agent of sale, disposition or other intended action hereunder or in connection herewith, whether required by the UCC or otherwise, shall constitute reasonable notice to the Borrower if such notice is mailed by registered or certified mail, return receipt requested, postage prepaid, or is delivered personally against receipt, at least five
     (5) Business Days prior to such action to the Borrower's address specified in or pursuant to Section 13.8. If any Collateral is sold on terms other than payment in full at the time of sale, no credit shall be given against the Obligations until the Agent or the Lenders receive payment, and if the buyer defaults in payment, the Agent may resell the Collateral without further notice to the Borrower. In the event the Agent seeks to take possession of all or any portion of the Collateral by judicial process, the Borrower irrevocably waives: (A) the posting of any bond, surety or security with respect thereto which might otherwise be required; (B) any demand for possession prior to the commencement of any suit or action to recover the Collateral; and (C) any requirement that the Agent retain possession and not dispose of any Collateral until after trial or final judgment. The Borrower agrees that the Agent has no obligation to preserve rights to the Collateral or marshal any Collateral for the benefit of any Person. The Agent is hereby granted a license or other right to use, without charge, the Borrower's labels, patents, copyrights, name, trade secrets, trade names, trademarks, and advertising matter, or any similar property, in completing production of, advertising or selling any Collateral, and the Borrower's rights under all licenses and all franchise agreements shall inure to the Agent's benefit for such purpose. The proceeds of sale shall be applied first to all expenses of sale, including attorneys' fees, and then to the Obligations. The Agent will return any excess to the Borrower and the Borrower shall remain liable for any deficiency.

     (c) If an Event of Default occurs, the Borrower hereby waives all rights to notice and hearing prior to the exercise by the Agent of the Agent's rights to repossess the Collateral without judicial process or to reply, attach or levy upon the Collateral without notice or hearing.

ARTICLE 10
                              TERM AND TERMINATION

10.1 Term and  Termination.

     The term of this Agreement  shall end on the Stated
     Termination Date unless sooner terminated in accordance with the terms hereof. The Agent upon direction from the Required Lenders may terminate this Agreement without notice upon the occurrence of an Event of Default. Upon the effective date of termination of this Agreement for any reason whatsoever, all Obligations (including all unpaid principal, accrued and unpaid interest and any early termination or prepayment fees or penalties) shall become immediately due and payable and the Borrower shall immediately arrange for the cancellation and return of Letters of Credit then outstanding. Notwithstanding the termination of this Agreement, until all Obligations are indefeasibly paid and performed in full in cash, the Borrower shall remain bound by the terms of this Agreement and shall not be relieved of any of its Obligations hereunder or under any other Loan Document, and the Agent and the Lenders shall retain all their rights and remedies hereunder (including the Agent"s Liens in and all rights and remedies with respect to all then existing and after-arising Collateral).

ARTICLE 11
          AMENDMENTS; WAIVERS; PARTICIPATIONS; ASSIGNMENTS; SUCCESSORS

11.1 Amendments and Waivers.
     (a) No amendment or waiver of any provision of this Agreement or any other Loan Document, and no consent with respect to any departure by the Borrower therefrom, shall be effective unless the same shall be in writing and signed by the Required Lenders (or by the Agent at the written request of the Required Lenders) and the Borrower and then any such waiver or consent shall be effective only in the specific instance and for the specific purpose for which given; provided, however, that no such waiver, amendment, or consent shall, unless in writing and signed by all the Lenders and the Borrower and acknowledged by the Agent, do any of the following:

     (i) increase or extend the Commitment of any Lender;

     (ii) postpone or delay any date fixed by this Agreement or any other Loan Document for any payment of principal, interest, fees or other amounts due to the Lenders (or any of them) hereunder or under any other Loan Document;

     (iii) reduce the principal of, or the rate of interest specified herein on any Loan, or any fees or other amounts payable hereunder or under any other Loan Document;

     (iv) change the percentage of the Commitments or of the aggregate unpaid principal amount of the Loans which is required for the Lenders or any of them to take any action hereunder;

     (v) increase any of the percentages set forth in the definition of the Borrowing Base;

     (vi) amend this Section or any provision of this Agreement providing for consent or other action by all Lenders;

     (vii) release any Guaranties of the Obligations or release Collateral other than as permitted by Section 12.11;

     (viii) change the definitions of "Majority Lenders" or "Required  Lenders";
     or

     (ix) increase the Maximum Revolver Amount, the Maximum Rolling Stock Loan Amount, and Letter of Credit Subfacility;

     provided, however, the Agent may, in its sole discretion and notwithstanding the limitations contained in clauses (v) and (ix) above and any other terms of this Agreement, make Agent Advances in accordance with
     Section 1.2(i) and, provided further, that no amendment, waiver or consent shall, unless in writing and signed by the Agent, affect the rights or duties of the Agent under this Agreement or any other Loan Document and provided further, that Schedule 1.2 hereto (Commitments) may be amended from time to time by Agent alone to reflect assignments of Commitments in accordance herewith.

     (b) If any fees are paid to the Lenders as consideration for amendments, waivers or consents with respect to this Agreement, at Agent"s election, such fees may be paid only to those Lenders that agree to such amendments, waivers or consents within the time specified for submission thereof.

     (c) If, in connection with any proposed amendment, waiver or consent :

     (i) requiring the consent of all Lenders, the consent of Required Lenders is obtained, but the consent of other Lenders is not obtained (any such Lender whose consent is not obtained as described in this clause (i) and in clause (ii) below being referred to as a "Non-Consenting Lender"), or

     (ii) requiring the consent of Required Lenders, the consent of Majority Lenders is obtained,

     then, so long as the Agent is not a Non-Consenting Lender, at the Borrower's request, the Agent or an Eligible Assignee shall have the right (but not the obligation) with the Agent's approval, to purchase from the Non-Consenting Lenders, and the Non-Consenting Lenders agree that they shall sell, all the Non-Consenting Lenders' Commitments for an amount equal to the principal balances thereof and all accrued interest and fees with respect thereto through the date of sale pursuant to Assignment and Acceptance Agreement(s), without premium or discount.

     11.2 Assignments; Participations.

     (a) Any Lender may, with the written consent of the Agent (which consent shall not be unreasonably withheld), assign and delegate to one or more Eligible Assignees (provided that no consent of the Agent shall be required in connection with any assignment and delegation by a Lender to an Affiliate of such Lender) (each an "Assignee") all, or any ratable part of all, of the Loans, the Commitments and the other rights and obligations of such Lender hereunder, in a minimum amount of $5,000,000; (provided that, unless an assignor Lender has assigned and delegated all of its Loans and Commitments, no such assignment and/or delegation shall be permitted unless, after giving effect thereto, such assignor Lender retains a Commitment in a minimum amount of $5,000,000; provided, however, that the Borrower and the Agent may continue to deal solely and directly with such Lender in connection with the interest so assigned to an Assignee until (i) written notice of such assignment, together with payment instructions, addresses and related information with respect to the Assignee, shall have been given to the Borrower and the Agent by such Lender and the Assignee;
     (ii) such Lender and its Assignee shall have delivered to the Borrower and the Agent an Assignment and Acceptance in the form of Exhibit F ("Assignment and Acceptance") together with any note or notes subject to such assignment and (iii) the assignor Lender or Assignee has paid to the Agent a processing fee in the amount of $3,500. The Borrower agrees to promptly execute and deliver new promissory notes and replacement promissory notes as reasonably requested by the Agent to evidence assignments of the Loans and Commitments in accordance herewith.

     (b) From and after the date that the Agent notifies the assignor Lender that it has received an executed Assignment and Acceptance and payment of the above-referenced processing fee, (i) the Assignee thereunder shall be a party hereto and, to the extent that rights and obligations, including, but not limited to, the obligation to participate in Letters of Credit and Credit Support have been assigned to it pursuant to such Assignment and Acceptance, shall have the rights and obligations of a Lender under the Loan Documents, and (ii) the assignor Lender shall, to the extent that rights and obligations hereunder and under the other Loan Documents have been assigned by it pursuant to such Assignment and Acceptance, relinquish its rights and be released from its obligations under this Agreement (and in the case of an Assignment and Acceptance covering all or the remaining portion of an assigning Lender's rights and obligations under this Agreement, such Lender shall cease to be a party hereto).

     (c) By executing and delivering an Assignment and Acceptance, the assigning Lender thereunder and the Assignee thereunder confirm to and agree with each other and the other parties hereto as follows: (i) other than as provided in such Assignment and Acceptance, such assigning Lender makes no representation or warranty and assumes no responsibility with respect to any statements, warranties or representations made in or in connection with this Agreement or the execution, legality, validity, enforceability, genuineness, sufficiency or value of this Agreement or any other Loan Document furnished pursuant hereto or the attachment, perfection, or priority of any Lien granted by the Borrower to the Agent or any Lender in the Collateral; (ii) such assigning Lender makes no representation or warranty and assumes no responsibility with respect to the financial condition of the Borrower or the performance or observance by the Borrower of any of its obligations under this Agreement or any other Loan Document furnished pursuant hereto; (iii) such Assignee confirms that it has received a copy of this Agreement, together with such other documents and information as it has deemed appropriate to make its own credit analysis and decision to enter into such Assignment and Acceptance; (iv) such Assignee will, independently and without reliance upon the Agent, such assigning Lender or any other Lender, and based on such documents and information as it shall deem appropriate at the time, continue to make its own credit decisions in taking or not taking action under this Agreement;
     (v) such Assignee appoints and authorizes the Agent to take such action as agent on its behalf and to exercise such powers under this Agreement as are delegated to the Agent by the terms hereof, together with such powers, including the discretionary rights and incidental power, as are reasonably incidental thereto; and (vi) such Assignee agrees that it will perform in accordance with their terms all of the obligations which by the terms of this Agreement are required to be performed by it as a Lender.

     (d) Immediately upon satisfaction of the requirements of Section 11.2(a), this Agreement shall be deemed to be amended to the extent, but only to the extent, necessary to reflect the addition of the Assignee and the resulting adjustment of the Commitments arising therefrom. The Commitment allocated to each Assignee shall reduce such Commitments of the assigning Lender pro tanto.

     (e) Any Lender may at any time sell to one or more commercial banks, financial institutions, or other Persons not Affiliates of the Borrower (a "Participant") participating interests in any Loans, the Commitment of that Lender and the other interests of that Lender (the "originating Lender") hereunder and under the other Loan Documents; provided, however, that
     (i) the originating Lender's obligations under this Agreement shall remain unchanged, (ii) the originating Lender shall remain solely responsible for the performance of such obligations, (iii) the Borrower and the Agent shall continue to deal solely and directly with the originating Lender in connection with the originating Lender's rights and obligations under this Agreement and the other Loan Documents, and (iv) no Lender shall transfer or grant any participating interest under which the Participant has rights to approve any amendment to, or any consent or waiver with respect to, this Agreement or any other Loan Document except the matters set forth in
     Section 11.1(a) (i), (ii) and (iii), and all amounts payable by the Borrower hereunder shall be determined as if such Lender had not sold such participation; except that, if amounts outstanding under this Agreement are due and unpaid, or shall have become due and payable upon the occurrence of an Event of Default, each Participant shall be deemed to have the right of set-off in respect of its participating interest in amounts owing under this Agreement to the same extent and subject to the same limitation as if the amount of its participating interest were owing directly to it as a Lender under this Agreement.

     (f) Notwithstanding any other provision in this Agreement, any Lender may at any time create a security interest in, or pledge, all or any portion of its rights under and interest in this Agreement in favor of any Federal Reserve Bank in accordance with Regulation A of the Federal Reserve Board or U.S. Treasury Regulation 31 CFR 203.14, and such Federal Reserve Bank may enforce such pledge or security interest in any manner permitted under applicable law.

ARTICLE 12
                                    THE AGENT

12.1 Appointment and  Authorization.

     Each Lender hereby designates and appoints
     Bank as its Agent under this Agreement and the other Loan Documents and each Lender hereby irrevocably authorizes the Agent to take such action on its behalf under the provisions of this Agreement and each other Loan Document and to exercise such powers and perform such duties as are expressly delegated to it by the terms of this Agreement or any other Loan Document, together with such powers as are reasonably incidental thereto. The Agent agrees to act as such on the express conditions contained in this
     Article 12. The provisions of this Article 12 are solely for the benefit of the Agent and the Lenders and the Borrower shall have no rights as a third party beneficiary of any of the provisions contained herein. Notwithstanding any provision to the contrary contained elsewhere in this Agreement or in any other Loan Document, the Agent shall not have any duties or responsibilities, except those expressly set forth herein, nor shall the Agent have or be deemed to have any fiduciary relationship with any Lender, and no implied covenants, functions, responsibilities, duties, obligations or liabilities shall be read into this Agreement or any other Loan Document or otherwise exist against the Agent. Without limiting the generality of the foregoing sentence, the use of the term "agent" in this Agreement with reference to the Agent is not intended to connote any fiduciary or other implied (or express) obligations arising under agency doctrine of any applicable law. Instead, such term is used merely as a matter of market custom, and is intended to create or reflect only an administrative relationship between independent contracting parties. Except as expressly otherwise provided in this Agreement, the Agent shall have and may use its sole discretion with respect to exercising or refraining from exercising any discretionary rights or taking or refraining from taking any actions which the Agent is expressly entitled to take or assert under this Agreement and the other Loan Documents, including (a) the determination of the applicability of ineligibility criteria with respect to the calculation of the Borrowing Base, (b) the making of Agent Advances pursuant to Section 1.2(i), and (c) the exercise of remedies pursuant to Section 9.2, and any action so taken or not taken shall be deemed consented to by the Lenders.

12.2 Delegation  of Duties.

     The Agent may execute any of its duties under this Agreement or any other Loan Document by or through agents, employees or attorneys-in-fact and shall be entitled to advice of counsel concerning all matters pertaining to such duties. The Agent shall not be responsible for the negligence or misconduct of any agent or attorney-in-fact that it selects as long as such selection was made without gross negligence or willful misconduct.

12.3 Liability of Agent.

     None of the  Agent-Related  Persons shall (i) be liable
     for any action taken or omitted to be taken by any of them under or in connection with this Agreement or any other Loan Document or the transactions contemplated hereby (except for its own gross negligence or willful misconduct), or (ii) be responsible in any manner to any of the Lenders for any recital, statement, representation or warranty made by the Borrower or any Subsidiary or Affiliate of the Borrower, or any officer thereof, contained in this Agreement or in any other Loan Document, or in any certificate, report, statement or other document referred to or provided for in, or received by the Agent under or in connection with, this Agreement or any other Loan Document, or the validity, effectiveness, genuineness, enforceability or sufficiency of this Agreement or any other Loan Document, or for any failure of the Borrower or any other party to any Loan Document to perform its obligations hereunder or thereunder. No
     Agent-Related Person shall be under any obligation to any Lender to ascertain or to inquire as to the observance or performance of any of the agreements contained in, or conditions of, this Agreement or any other Loan Document, or to inspect the properties, books or records of the Borrower or any of the Borrower's Subsidiaries or Affiliates.

12.4 Reliance by Agent.

     The Agent shall be entitled to rely, and shall be fully protected in relying, upon any writing, resolution, notice, consent, certificate, affidavit, letter, telegram, facsimile, telex or telephone message, statement or other document or conversation believed by it to be genuine and correct and to have been signed, sent or made by the proper
     Person  or  Persons,  and upon  advice  and  statements  of  legal  counsel
     (including counsel to the Borrower), independent accountants and other experts selected by the Agent. The Agent shall be fully justified in failing or refusing to take any action under this Agreement or any other Loan Document unless it shall first receive such advice or concurrence of the Required Lenders as it deems appropriate and, if it so requests, it shall first be indemnified to its satisfaction by the Lenders against any and all liability and expense which may be incurred by it by reason of taking or continuing to take any such action. The Agent shall in all cases be fully protected in acting, or in refraining from acting, under this Agreement or any other Loan Document in accordance with a request or consent of the Required Lenders (or all Lenders if so required by Section 11.1) and such request and any action taken or failure to act pursuant thereto shall be binding upon all of the Lenders.

12.5 Notice of  Default.

     The Agent shall not be deemed to have knowledge or notice of the occurrence of any Default or Event of Default, unless the Agent shall have received written notice from a Lender or the Borrower referring to this Agreement, describing such Default or Event of Default and stating that such notice is a "notice of default." The Agent will notify the Lenders of its receipt of any such notice. The Agent shall take such action with respect to such Default or Event of Default as may be requested by the Required Lenders in accordance with Section 9; provided, however, that unless and until the Agent has received any such request, the Agent may (but shall not be obligated to) take such action, or refrain from taking such action, with respect to such Default or Event of Default as it shall deem advisable.

12.6 Credit Decision.

     Each Lender  acknowledges  that none of the Agent-Related
     Persons has made any representation or warranty to it, and that no act by the Agent hereinafter taken, including any review of the affairs of the Borrower and its Affiliates, shall be deemed to constitute any representation or warranty by any Agent-Related Person to any Lender. Each Lender represents to the Agent that it has, independently and without reliance upon any Agent-Related Person and based on such documents and information as it has deemed appropriate, made its own appraisal of and investigation into the business, prospects, operations, property, financial and other condition and creditworthiness of the Borrower and its Affiliates, and all applicable bank regulatory laws relating to the transactions contemplated hereby, and made its own decision to enter into this Agreement and to extend credit to the Borrower. Each Lender also represents that it will, independently and without reliance upon any Agent-Related Person and based on such documents and information as it shall deem appropriate at the time, continue to make its own credit analysis, appraisals and decisions in taking or not taking action under this Agreement and the other Loan Documents, and to make such investigations as it deems necessary to inform itself as to the business, prospects, operations, property, financial and other condition and creditworthiness of the Borrower. Except for notices, reports and other documents expressly herein required to be furnished to the Lenders by the Agent, the Agent shall not have any duty or responsibility to provide any Lender with any credit or other information concerning the business, prospects, operations, property, financial and other condition or creditworthiness of the Borrower which may come into the possession of any of the Agent-Related Persons.

12.7 Indemnification.

     Whether or not the transactions contemplated hereby are consummated, the Lenders shall indemnify upon demand the Agent-Related Persons (to the extent not reimbursed by or on behalf of the Borrower and without limiting the obligation of the Borrower to do so), in accordance with their Pro Rata Shares, from and against any and all Indemnified Liabilities as such term is defined in Section 13.11; provided, however, that no Lender shall be liable for the payment to the Agent-Related Persons of any portion of such Indemnified Liabilities resulting solely from such Person's gross negligence or willful misconduct. Without limitation of the foregoing, each Lender shall reimburse the Agent upon demand for its Pro Rata Share of any costs or out-of-pocket expenses (including Attorney Costs) incurred by the Agent in connection with the preparation, execution, delivery, administration, modification, amendment or enforcement (whether through negotiations, legal proceedings or otherwise) of, or legal advice in respect of rights or responsibilities under, this Agreement, any other Loan Document, or any document contemplated by or referred to herein, to the extent that the Agent is not reimbursed for such expenses by or on behalf of the Borrower. The undertaking in this Section shall survive the payment of all Obligations hereunder and the resignation or replacement of the Agent.

    12.8 Agent in Individual  Capacity.

          The Bank and its  Affiliates  may make
          loans to, issue letters of credit for the account of, accept deposits from, acquire equity interests in and generally engage in any kind of banking, trust, financial advisory, underwriting or other business with the Borrower and its Subsidiaries and Affiliates as though the Bank were not the Agent hereunder and without notice to or consent of the Lenders. The Bank or its Affiliates may receive information regarding the Borrower, its Affiliates and Account Debtors (including information that may be subject to confidentiality obligations in favor of the Borrower or such Subsidiary) and acknowledge that the Agent and the Bank shall be under no obligation to provide such information to them. With respect to its Loans, the Bank shall have the same rights and powers under this Agreement as any other Lender and may exercise the same as though it were not the Agent, and the terms "Lender" and "Lenders" include the Bank in its individual capacity.

    12.9 Successor  Agent.

          The Agent may resign as Agent upon at least 30 days' prior notice to the Lenders and the Borrower, such resignation to be effective upon the acceptance of a successor agent to its appointment as Agent. In the event the Bank sells all of its Commitment and Revolving Loans as part of a sale, transfer or other disposition by the Bank of substantially all of its loan portfolio, the Bank shall resign as Agent and such purchaser or transferee shall become the successor Agent hereunder. Subject to the foregoing, if the Agent resigns under this Agreement, the Required Lenders shall appoint from among the Lenders a successor agent for the Lenders. If no successor agent is appointed prior to the effective date of the resignation of the Agent, the Agent may appoint, after consulting with the Lenders and the Borrower, a successor agent from among the Lenders. Upon the acceptance of its appointment as successor agent hereunder, such successor agent shall succeed to all the rights, powers and duties of the retiring Agent and the term "Agent" shall mean such successor agent and the retiring Agent's appointment, powers and duties as Agent shall be terminated. After any retiring Agent's resignation hereunder as Agent, the provisions of this Article 12 shall continue to inure to its benefit as to any actions taken or omitted to be taken by it while it was Agent under this Agreement.

12.10 Withholding Tax.

     (a) If any Lender is a "foreign corporation, partnership or trust" within the meaning of the Code and such Lender claims exemption from, or a reduction of, U.S. withholding tax under Sections 1441 or 1442 of the Code, such Lender agrees with and in favor of the Agent, to deliver to the Agent:

     (i) if such Lender claims an exemption from, or a reduction of, withholding tax under a United States of America tax treaty, properly completed IRS Forms W-8BEN and W-8ECI before the payment of any interest in the first calendar year and before the payment of any interest in each third succeeding calendar year during which interest may be paid under this Agreement;

     (ii) if such Lender claims that interest paid under this Agreement is exempt from United States of America withholding tax because it is effectively connected with a United States of America trade or business of such Lender, two properly completed and executed copies of IRS Form W-8ECI before the payment of any interest is due in the first taxable year of such Lender and in each succeeding taxable year of such Lender during which interest may be paid under this Agreement, and IRS Form W-9; and

     (iii) such other form or forms as may be required under the Code or other laws of the United States of America as a condition to exemption from, or reduction of, United States of America withholding tax.

     Such Lender agrees to promptly notify the Agent of any change in circumstances which would modify or render invalid any claimed exemption or reduction.

     (b) If any Lender claims exemption from, or reduction of, withholding tax under a United States of America tax treaty by providing IRS Form W-8BEN and such Lender sells, assigns, grants a participation in, or otherwise transfers all or part of the Obligations owing to such Lender, such Lender agrees to notify the Agent of the percentage amount in which it is no longer the beneficial owner of Obligations of the Borrower to such Lender. To the extent of such percentage amount, the Agent will treat such Lender's IRS Form W-8BEN as no longer valid.

     (c) If any Lender claiming exemption from United States of America withholding tax by filing IRS Form W-8ECI with the Agent sells, assigns, grants a participation in, or otherwise transfers all or part of the Obligations owing to such Lender, such Lender agrees to undertake sole responsibility for complying with the withholding tax requirements imposed by Sections 1441 and 1442 of the Code.

     (d) If any Lender is entitled to a reduction in the applicable withholding tax, the Agent may withhold from any interest payment to such Lender an amount equivalent to the applicable withholding tax after taking into account such reduction. If the forms or other documentation required by subsection (a) of this Section are not delivered to the Agent, then the Agent may withhold from any interest payment to such Lender not providing such forms or other documentation an amount equivalent to the applicable withholding tax.

     (e) If the IRS or any other Governmental Authority of the United States of America or other jurisdiction asserts a claim that the Agent did not properly withhold tax from amounts paid to or for the account of any Lender (because the appropriate form was not delivered, was not properly executed, or because such Lender failed to notify the Agent of a change in circumstances which rendered the exemption from, or reduction of, withholding tax ineffective, or for any other reason) such Lender shall indemnify the Agent fully for all amounts paid, directly or indirectly, by the Agent as tax or otherwise, including penalties and interest, and including any taxes imposed by any jurisdiction on the amounts payable to the Agent under this Section, together with all costs and expenses (including Attorney Costs). The obligation of the Lenders under this subsection shall survive the payment of all Obligations and the resignation or replacement of the Agent.

12.11 Collateral Matters.

     (a) The Lenders hereby irrevocably authorize the Agent, at its option and in its sole discretion, to release any Agent's Liens upon any Collateral
     (i) upon the termination of the Commitments and payment and satisfaction in full by Borrower of all Loans and reimbursement obligations in respect of Letters of Credit and Credit Support, and the termination of all outstanding Letters of Credit (whether or not any of such obligations are due) and all other Obligations; (ii) constituting property being sold or disposed of if the Borrower certifies to the Agent that the sale or disposition is made in compliance with Section 7.9 (and the Agent may rely conclusively on any such certificate, without further inquiry);
     (iii) constituting property in which the Borrower owned no interest at the time the Lien was granted or at any time thereafter; or (iv) constituting property leased to the Borrower under a lease which has expired or been terminated in a transaction permitted under this Agreement. Any other sale, lease, sale/leaseback, or mortgaging of any collateral shall be solely subject to the Agent's consent.

     (b) Upon  receipt by the Agent of any  authorization  required  pursuant to
     Section 12.11(a) from the Lenders of the Agent's authority to release Agent's Liens upon particular types or items of Collateral, and upon at least five (5) Business Days prior written request by the Borrower, the Agent shall (and is hereby irrevocably authorized by the Lenders to) execute such documents as may be necessary to evidence the release of the Agent's Liens upon such Collateral; provided, however, that (i) the Agent shall not be required to execute any such document on terms which, in the Agent's opinion, would expose the Agent to liability or create any obligation or entail any consequence other than the release of such Liens without recourse or warranty, and (ii) such release shall not in any manner discharge, affect or impair the Obligations or any Liens (other than those expressly being released) upon (or obligations of the Borrower in respect
     of) all interests retained by the Borrower, including the proceeds of any sale, all of which shall continue to constitute part of the Collateral.

     (c) The Agent shall have no obligation whatsoever to any of the Lenders to assure that the Collateral exists or is owned by the Borrower or is cared for, protected or insured or has been encumbered, or that the Agent's Liens have been properly or sufficiently or lawfully created, perfected, protected or enforced or are entitled to any particular priority, or to exercise at all or in any particular manner or under any duty of care, disclosure or fidelity, or to continue exercising, any of the rights, authorities and powers granted or available to the Agent pursuant to any of the Loan Documents, it being understood and agreed that in respect of the Collateral, or any act, omission or event related thereto, the Agent may act in any manner it may deem appropriate, in its sole discretion given the Agent's own interest in the Collateral in its capacity as one of the Lenders and that the Agent shall have no other duty or liability whatsoever to any Lender as to any of the foregoing.

12.12 Restrictions on Actions by Lenders; Sharing of Payments.

     (a) Each of the Lenders agrees that it shall not, without the express consent of all Lenders, and that it shall, to the extent it is lawfully entitled to do so, upon the request of all Lenders, set off against the Obligations, any amounts owing by such Lender to the Borrower or any accounts of the Borrower now or hereafter maintained with such Lender. Each of the Lenders further agrees that it shall not, unless specifically requested to do so by the Agent, take or cause to be taken any action to enforce its rights under this Agreement or against the Borrower, including the commencement of any legal or equitable proceedings, to foreclose any Lien on, or otherwise enforce any security interest in, any of the Collateral.

     (b) If at any time or times any Lender shall receive (i) by payment, foreclosure, setoff or otherwise, any proceeds of Collateral or any payments with respect to the Obligations of the Borrower to such Lender arising under, or relating to, this Agreement or the other Loan Documents, except for any such proceeds or payments received by such Lender from the Agent pursuant to the terms of this Agreement, or (ii) payments from the Agent in excess of such Lender's ratable portion of all such distributions by the Agent, such Lender shall promptly (1) turn the same over to the Agent, in kind, and with such endorsements as may be required to negotiate the same to the Agent, or in same day funds, as applicable, for the account of all of the Lenders and for application to the Obligations in accordance with the applicable provisions of this Agreement, or (2) purchase, without recourse or warranty, an undivided interest and participation in the Obligations owed to the other Lenders so that such excess payment received shall be applied ratably as among the Lenders in accordance with their Pro Rata Shares; provided, however, that if all or part of such excess payment received by the purchasing party is thereafter recovered from it, those purchases of participations shall be rescinded in whole or in part, as applicable, and the applicable portion of the purchase price paid therefor shall be returned to such purchasing party, but without interest except to the extent that such purchasing party is required to pay interest in connection with the recovery of the excess payment.

12.13  Agency for  Perfection.

     Each Lender hereby appoints each other Lender as agent for the purpose of perfecting the Lenders' security interest in assets which, in accordance with Article 9 of the UCC can be perfected only by possession. Should any Lender (other than the Agent) obtain possession of any such Collateral, such Lender shall notify the Agent thereof, and, promptly upon the Agent's request therefor shall deliver such Collateral to the Agent or in accordance with the Agent's instructions.

12.14  Payments by Agent to Lenders.

     All payments to be made by the Agent to the Lenders shall be made by bank wire transfer or internal transfer of immediately available funds to each Lender pursuant to wire transfer instructions delivered in writing to the Agent on or prior to the Closing Date (or if such Lender is an Assignee, on the applicable Assignment and Acceptance), or pursuant to such other wire transfer instructions as each party may designate for itself by written notice to the Agent. Concurrently with each such payment, the Agent shall identify whether such payment (or any portion thereof) represents principal, premium or interest on the Revolving Loans or otherwise. Unless the Agent receives notice from the Borrower prior to the date on which any payment is due to the Lenders that the Borrower will not make such payment in full as and when required, the Agent may assume that the Borrower has made such payment in full to the Agent on such date in immediately available funds and the Agent may (but shall not be so required), in reliance upon such assumption, distribute to each Lender on such due date an amount equal to the amount then due such Lender. If and to the extent the Borrower has not made such payment in full to the Agent, each Lender shall repay to the Agent on demand such amount distributed to such Lender, together with interest thereon at the Federal Funds Rate for each day from the date such amount is distributed to such Lender until the date repaid.

     12.15 Settlement.

     (a) (i) Each Lender's funded portion of the Revolving Loans is intended by the Lenders to be equal at all times to such Lender's Pro Rata Share of the outstanding Revolving Loans. Notwithstanding such agreement, the Agent, the Bank, and the other Lenders agree (which agreement shall not be for the benefit of or enforceable by the Borrower) that in order to facilitate the administration of this Agreement and the other Loan Documents, settlement among them as to the Revolving Loans, the Non-Ratable Loans and the Agent Advances shall take place on a periodic basis in accordance with the following provisions:

     (ii) The Agent may request settlement ("Settlement") with the Lenders on at least a weekly basis, or on a more frequent basis at Agent's election, (A) on behalf of the Bank, with respect to each outstanding Non-Ratable Loan,
     (B) for itself, with respect to each Agent Advance, and (C) with respect to collections received, in each case, by notifying the Lenders of such requested Settlement by telecopy, telephone or other similar form of transmission, of such requested Settlement, no later than 12:00 noon
     (Central Standard Time) on the date of such requested Settlement (the "Settlement Date"). Each Lender (other than the Bank, in the case of Non-Ratable Loans and the Agent in the case of Agent Advances) shall transfer the amount of such Lender's Pro Rata Share of the outstanding principal amount of the Non-Ratable Loans and Agent Advances with respect to each Settlement to the Agent, to Agent's account, not later than 2:00 p.m. (Central Standard Time), on the Settlement Date applicable thereto. Settlements may occur during the continuation of a Default or an Event of Default and whether or not the applicable conditions precedent set forth in
     Article 8 have then been satisfied. Such amounts made available to the Agent shall be applied against the amounts of the applicable Non-Ratable Loan or Agent Advance and, together with the portion of such Non-Ratable Loan or Agent Advance representing the Bank's Pro Rata Share thereof, shall constitute Revolving Loans of such Lenders. If any such amount is not transferred to the Agent by any Lender on the Settlement Date applicable thereto, the Agent shall be entitled to recover such amount on demand from such Lender together with interest thereon at the Federal Funds Rate for the first three (3) days from and after the Settlement Date and thereafter at the Interest Rate then applicable to the Revolving Loans (A) on behalf of the Bank, with respect to each outstanding Non-Ratable Loan, and (B) for itself, with respect to each Agent Advance.

     (iii) Notwithstanding the foregoing, not more than one (1) Business Day after demand is made by the Agent (whether before or after the occurrence of a Default or an Event of Default and regardless of whether the Agent has requested a Settlement with respect to a Non-Ratable Loan or Agent
     Advance), each other Lender (A) shall irrevocably and unconditionally purchase and receive from the Bank or the Agent, as applicable, without recourse or warranty, an undivided interest and participation in such Non-Ratable Loan or Agent Advance equal to such Lender's Pro Rata Share of such Non-Ratable Loan or Agent Advance and (B) if Settlement has not previously occurred with respect to such Non-Ratable Loans or Agent Advances, upon demand by Bank or Agent, as applicable, shall pay to Bank or Agent, as applicable, as the purchase price of such participation an amount equal to one-hundred percent (100%) of such Lender's Pro Rata Share of such Non-Ratable Loans or Agent Advances. If such amount is not in fact made available to the Agent by any Lender, the Agent shall be entitled to recover such amount on demand from such Lender together with interest thereon at the Federal Funds Rate for the first three (3) days from and after such demand and thereafter at the Interest Rate then applicable to Base Rate Revolving Loans.

     (iv) From and after the date, if any, on which any Lender purchases an undivided interest and participation in any Non-Ratable Loan or Agent Advance pursuant to clause (iii) above, the Agent shall promptly distribute to such Lender, such Lender's Pro Rata Share of all payments of principal and interest and all proceeds of Collateral received by the Agent in respect of such Non-Ratable Loan or Agent Advance.

     (v) Between Settlement Dates, the Agent, to the extent no Agent Advances are outstanding, may pay over to the Bank any payments received by the Agent, which in accordance with the terms of this Agreement would be applied to the reduction of the Revolving Loans, for application to the Bank's Revolving Loans including Non-Ratable Loans. If, as of any Settlement Date, collections received since the then immediately preceding Settlement Date have been applied to the Bank's Revolving Loans (other than to Non-Ratable Loans or Agent Advances in which such Lender has not yet funded its purchase of a participation pursuant to clause (iii) above), as provided for in the previous sentence, the Bank shall pay to the Agent for the accounts of the Lenders, to be applied to the outstanding Revolving Loans of such Lenders, an amount such that each Lender shall, upon receipt of such amount, have, as of such Settlement Date, its Pro Rata Share of the Revolving Loans. During the period between Settlement Dates, the Bank with respect to Non-Ratable Loans, the Agent with respect to Agent Advances, and each Lender with respect to the Revolving Loans other than Non-Ratable Loans and Agent Advances, shall be entitled to interest at the applicable rate or rates payable under this Agreement on the actual average daily amount of funds employed by the Bank, the Agent and the other Lenders.

     (vi) Unless the Agent has received written notice from a Lender to the contrary, the Agent may assume that the applicable conditions precedent set forth in Article 8 have been satisfied and the requested Borrowing will not exceed Availability on any Funding Date for a Revolving Loan or Non-Ratable Loan.

     (b) Lenders' Failure to Perform. All Revolving Loans (other than Non-Ratable Loans and Agent Advances) shall be made by the Lenders simultaneously and in accordance with their Pro Rata Shares. It is understood that (i) no Lender shall be responsible for any failure by any other Lender to perform its obligation to make any Revolving Loans hereunder, nor shall any Commitment of any Lender be increased or decreased as a result of any failure by any other Lender to perform its obligation to make any Revolving Loans hereunder, (ii) no failure by any Lender to perform its obligation to make any Revolving Loans hereunder shall excuse any other Lender from its obligation to make any Revolving Loans hereunder, and (iii) the obligations of each Lender hereunder shall be several, not joint and several.

     (c) Defaulting Lenders. Unless the Agent receives notice from a Lender on or prior to the Closing Date or, with respect to any Borrowing after the Closing Date, at least one Business Day prior to the date of such Borrowing, that such Lender will not make available as and when required hereunder to the Agent that Lender's Pro Rata Share of a Borrowing, the Agent may assume that each Lender has made such amount available to the Agent in immediately available funds on the Funding Date. Furthermore, the Agent may, in reliance upon such assumption, make available to the Borrower on such date a corresponding amount. If any Lender has not transferred its full Pro Rata Share to the Agent in immediately available funds and the Agent has transferred corresponding amount to the Borrower on the Business Day following such Funding Date that Lender shall make such amount available to the Agent, together with interest at the Federal Funds Rate for that day. A notice by the Agent submitted to any Lender with respect to amounts owing shall be conclusive, absent manifest error. If each Lender's full Pro Rata Share is transferred to the Agent as required, the amount transferred to the Agent shall constitute that Lender's Revolving Loan for all purposes of this Agreement. If that amount is not transferred to the Agent on the Business Day following the Funding Date, the Agent will notify the Borrower of such failure to fund and, upon demand by the Agent, the Borrower shall pay such amount to the Agent for the Agent's account, together with interest thereon for each day elapsed since the date of such Borrowing, at a rate per annum equal to the Interest Rate applicable at the time to the Revolving Loans comprising that particular Borrowing. The failure of any Lender to make any Revolving Loan on any Funding Date (any such Lender, prior to the cure of such failure, being hereinafter referred to as a "Defaulting Lender") shall not relieve any other Lender of its obligation hereunder to make a Revolving Loan on that Funding Date. No Lender shall be responsible for any other Lender's failure to advance such other Lenders' Pro Rata Share of any Borrowing.

     (d) Retention of Defaulting Lender's Payments. The Agent shall not be obligated to transfer to a Defaulting Lender any payments made by Borrower to the Agent for the Defaulting Lender's benefit; nor shall a Defaulting Lender be entitled to the sharing of any payments hereunder. Amounts payable to a Defaulting Lender shall instead be paid to or retained by the Agent. In its discretion, the Agent may loan Borrower the amount of all such payments received or retained by it for the account of such Defaulting Lender. Any amounts so loaned to the Borrower shall bear interest at the rate applicable to Base Rate Revolving Loans and for all other purposes of this Agreement shall be treated as if they were Revolving Loans, provided, however, that for purposes of voting or consenting to matters with respect to the Loan Documents and determining Pro Rata Shares, such Defaulting Lender shall be deemed not to be a "Lender". Until a Defaulting Lender cures its failure to fund its Pro Rata Share of any Borrowing (A) such Defaulting Lender shall not be entitled to any portion of the Unused Line Fee and (B) the Unused Line Fee shall accrue in favor of the Lenders which have funded their respective Pro Rata Shares of such requested Borrowing and shall be allocated among such performing Lenders ratably based upon their relative Commitments. This Section shall remain effective with respect to such Lender until such time as the Defaulting Lender shall no longer be in default of any of its obligations under this Agreement. The terms of this Section shall not be construed to increase or otherwise affect the Commitment of any Lender, or relieve or excuse the performance by the Borrower of its duties and obligations hereunder.

     (e) Removal of Defaulting Lender. At the Borrower's request, the Agent or an Eligible Assignee reasonably acceptable to the Agent and the Borrower shall have the right (but not the obligation) to purchase from any Defaulting Lender, and each Defaulting Lender shall, upon such request, sell and assign to the Agent or such Eligible Assignee, all of the Defaulting Lender's outstanding Commitments hereunder. Such sale shall be consummated promptly after Agent has arranged for a purchase by Agent or an Eligible Assignee pursuant to an Assignment and Acceptance, and at a price equal to the outstanding principal balance of the Defaulting Lender's Loans, plus accrued interest and fees, without premium or discount.

     12.16 Letters of Credit; Intra-Lender Issues.

     (a) Notice of Letter of Credit Balance. On each Settlement Date the Agent shall notify each Lender of the issuance of all Letters of Credit since the prior Settlement Date.

     (b) Participations in Letters of Credit.

     (i) Purchase of Participations. Immediately upon issuance of any Letter of Credit in accordance with Section 1.4(d), each Lender shall be deemed to have irrevocably and unconditionally purchased and received without recourse or warranty, an undivided interest and participation equal to such Lender's Pro Rata Share of the face amount of such Letter of Credit or the Credit Support provided through the Agent to the Letter of Credit Issuer, if not the Bank, in connection with the issuance of such Letter of Credit (including all obligations of the Borrower with respect thereto, and any security therefor or guaranty pertaining thereto).

     (ii) Sharing of Reimbursement Obligation Payments. Whenever the Agent receives a payment from the Borrower on account of reimbursement obligations in respect of a Letter of Credit or Credit Support as to which the Agent has previously received for the account of the Letter of Credit Issuer thereof payment from a Lender, the Agent shall promptly pay to such Lender such Lender's Pro Rata Share of such payment from the Borrower. Each such payment shall be made by the Agent on the next Settlement Date.

     (iii) Documentation. Upon the request of any Lender, the Agent shall furnish to such Lender copies of any Letter of Credit, Credit Support for any Letter of Credit, reimbursement agreements executed in connection therewith, applications for any Letter of Credit, and such other documentation as may reasonably be requested by such Lender.

     (iv) Obligations Irrevocable. The obligations of each Lender to make payments to the Agent with respect to any Letter of Credit or with respect to their participation therein or with respect to any Credit Support for any Letter of Credit or with respect to the Revolving Loans made as a result of a drawing under a Letter of Credit and the obligations of the Borrower for whose account the Letter of Credit or Credit Support was issued to make payments to the Agent, for the account of the Lenders, shall be irrevocable and shall not be subject to any qualification or exception whatsoever, including any of the following circumstances:

     (1) any lack of validity or enforceability of this Agreement or any of the other Loan Documents;

     (2) the existence of any claim, setoff, defense or other right which the Borrower may have at any time against a beneficiary named in a Letter of Credit or any transferee of any Letter of Credit (or any Person for whom any such transferee may be acting), any Lender, the Agent, the issuer of such Letter of Credit, or any other Person, whether in connection with this Agreement, any Letter of Credit, the transactions contemplated herein or any unrelated transactions (including any underlying transactions between the Borrower or any other Person and the beneficiary named in any Letter of Credit);

     (3) any draft, certificate or any other document presented under the Letter of Credit proving to be forged, fraudulent, invalid or insufficient in any respect or any statement therein being untrue or inaccurate in any respect;

     (4) the surrender or impairment of any security for the performance or observance of any of the terms of any of the Loan Documents;

     (5) the occurrence of any Default or Event of Default; or

     (6) the failure of the Borrower to satisfy the applicable conditions precedent set forth in Article 8.

     (c) Recovery or Avoidance of Payments; Refund of Payments In Error. In the event any payment by or on behalf of the Borrower received by the Agent with respect to any Letter of Credit or Credit Support provided for any Letter of Credit and distributed by the Agent to the Lenders on account of their respective participations therein is thereafter set aside, avoided or recovered from the Agent in connection with any receivership, liquidation or bankruptcy proceeding, the Lenders shall, upon demand by the Agent, pay to the Agent their respective Pro Rata Shares of such amount set aside, avoided or recovered, together with interest at the rate required to be paid by the Agent upon the amount required to be repaid by it. Unless the Agent receives notice from the Borrower prior to the date on which any payment is due to the Lenders that the Borrower will not make such payment in full as and when required, the Agent may assume that the Borrower has made such payment in full to the Agent on such date in immediately available funds and the Agent may (but shall not be so required), in reliance upon such assumption, distribute to each Lender on such due date an amount equal to the amount then due such Lender. If and to the extent the Borrower has not made such payment in full to the Agent, each Lender shall repay to the Agent on demand such amount distributed to such Lender, together with interest thereon at the Federal Funds Rate for each day from the date such amount is distributed to such Lender until the date repaid.

     (d) Indemnification by Lenders. To the extent not reimbursed by the Borrower and without limiting the obligations of the Borrower hereunder, the Lenders agree to indemnify the Letter of Credit Issuer ratably in accordance with their respective Pro Rata Shares, for any and all liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses (including attorneys' fees) or disbursements of any kind and nature whatsoever that may be imposed on, incurred by or asserted against the Letter of Credit Issuer in any way relating to or arising out of any Letter of Credit or the transactions contemplated thereby or any action taken or omitted by the Letter of Credit Issuer under any Letter of Credit or any Loan Document in connection therewith; provided that no Lender shall be liable for any of the foregoing to the extent it arises from the gross negligence or willful misconduct of the Person to be indemnified. Without limitation of the foregoing, each Lender agrees to reimburse the Letter of Credit Issuer promptly upon demand for its Pro Rata Share of any costs or expenses payable by the Borrower to the Letter of Credit Issuer, to the extent that the Letter of Credit Issuer is not promptly reimbursed for such costs and expenses by the Borrower. The agreement contained in this Section shall survive payment in full of all other Obligations.

12.17  Concerning  the  Collateral  and the Related  Loan  Documents.

     Each Lender
     authorizes and directs the Agent to enter into the other Loan Documents, for the ratable benefit and obligation of the Agent and the Lenders. Each Lender agrees that any action taken by the Agent, Majority Lenders or Required Lenders, as applicable, in accordance with the terms of this Agreement or the other Loan Documents, and the exercise by the Agent, the Majority Lenders, or the Required Lenders, as applicable, of their respective powers set forth therein or herein, together with such other powers that are reasonably incidental thereto, shall be binding upon all of the Lenders. The Lenders acknowledge that the Revolving Loans, Agent Advances, Non-Ratable Loans, Hedge Agreements, Bank Products and all interest, fees and expenses hereunder constitute one Debt, secured pari passu by all of the Collateral.

12.18 Field Audit and Examination Reports; Disclaimer by Lenders.

     By signing this Agreement, each Lender:

     (a) is deemed to have requested that the Agent furnish such Lender, promptly after it becomes available, a copy of each field audit or examination report (each a "Report" and collectively, "Reports") prepared by or on behalf of the Agent;

     (b) expressly agrees and  acknowledges  that neither the Bank nor the Agent
     (i) makes any representation or warranty as to the accuracy of any Report, or (ii) shall be liable for any information contained in any Report;

     (c) expressly agrees and acknowledges that the Reports are not comprehensive audits or examinations, that the Agent or the Bank or other party performing any audit or examination will inspect only specific information regarding the Borrower and will rely significantly upon the Borrower's books and records, as well as on representations of the Borrower's personnel;

     (d) agrees to keep all Reports confidential and strictly for its internal use, and not to distribute except to its participants, or use any Report in any other manner; and

     (e) without limiting the generality of any other indemnification provision contained in this Agreement, agrees: (i) to hold the Agent and any such other Lender preparing a Report harmless from any action the indemnifying Lender may take or conclusion the indemnifying Lender may reach or draw from any Report in connection with any loans or other credit accommodations that the indemnifying Lender has made or may make to the Borrower, or the indemnifying Lender's participation in, or the indemnifying Lender's purchase of, a loan or loans of the Borrower; and (ii) to pay and protect, and indemnify, defend and hold the Agent and any such other Lender preparing a Report harmless from and against, the claims, actions, proceedings, damages, costs, expenses and other amounts (including Attorney Costs) incurred by the Agent and any such other Lender preparing a Report as the direct or indirect result of any third parties who might obtain all or part of any Report through the indemnifying Lender.

12.19 Relation Among Lenders.

     The Lenders are not partners or co-venturers, and no Lender shall be liable for the acts or omissions of, or (except as otherwise set forth herein in case of the Agent) authorized to act for, any other Lender.

ARTICLE 13
                                  MISCELLANEOUS

13.1 No Waivers;  Cumulative Remedies.

     No failure by the Agent or any Lender to exercise any right, remedy, or option under this Agreement or any present or future supplement thereto, or in any other agreement between or among the Borrower and the Agent and/or any Lender, or delay by the Agent or any Lender in exercising the same, will operate as a waiver thereof. No waiver by the Agent or any Lender will be effective unless it is in writing, and then only to the extent specifically stated. No waiver by the Agent or the Lenders on any occasion shall affect or diminish the Agent's and each Lender's rights thereafter to require strict performance by the Borrower of any provision of this Agreement. The Agent and the Lenders may proceed directly to collect the Obligations without any prior recourse to the Collateral. The Agent's and each Lender's rights under this Agreement will be cumulative and not exclusive of any other right or remedy which the Agent or any Lender may have.

13.2 Severability.

     The illegality or  unenforceability of any provision of this
     Agreement or any Loan Document or any instrument or agreement required hereunder shall not in any way affect or impair the legality or enforceability of the remaining provisions of this Agreement or any instrument or agreement required hereunder.

13.3 Governing Law; Choice of Forum; Service of Process.

     (a) THIS AGREEMENT SHALL BE INTERPRETED AND THE RIGHTS AND LIABILITIES OF THE PARTIES HERETO DETERMINED IN ACCORDANCE WITH THE INTERNAL LAWS (AS OPPOSED TO THE CONFLICT OF LAWS PROVISIONS PROVIDED THAT PERFECTION ISSUES WITH RESPECT TO ARTICLE 9 OF THE UCC MAY GIVE EFFECT TO APPLICABLE CHOICE OR CONFLICT OF LAW RULES SET FORTH IN ARTICLE 9 OF THE UCC) OF THE STATE OF TEXAS; PROVIDED THAT THE AGENT AND THE LENDERS SHALL RETAIN ALL RIGHTS ARISING UNDER FEDERAL LAW.

     (b) ANY LEGAL ACTION OR PROCEEDING WITH RESPECT TO THIS AGREEMENT OR ANY OTHER LOAN DOCUMENT MAY BE BROUGHT IN THE COURTS OF THE STATE OF TEXAS OR OF THE UNITED STATES OF AMERICA LOCATED IN DALLAS COUNTY, TEXAS, AND BY EXECUTION AND DELIVERY OF THIS AGREEMENT, EACH OF THE BORROWER, THE AGENT AND THE LENDERS CONSENTS, FOR ITSELF AND IN RESPECT OF ITS PROPERTY, TO THE NON-EXCLUSIVE JURISDICTION OF THOSE COURTS. EACH OF THE BORROWER, THE AGENT AND THE LENDERS IRREVOCABLY WAIVES ANY OBJECTION, INCLUDING ANY OBJECTION TO THE LAYING OF VENUE OR BASED ON THE GROUNDS OF FORUM NON CONVENIENS, WHICH IT MAY NOW OR HEREAFTER HAVE TO THE BRINGING OF ANY ACTION OR PROCEEDING IN SUCH JURISDICTION IN RESPECT OF THIS AGREEMENT OR ANY DOCUMENT RELATED HERETO. NOTWITHSTANDING THE FOREGOING: (1) THE AGENT AND THE LENDERS SHALL HAVE THE RIGHT TO BRING ANY ACTION OR PROCEEDING AGAINST THE BORROWER OR ITS PROPERTY IN THE COURTS OF ANY OTHER JURISDICTION THE AGENT OR THE LENDERS DEEM NECESSARY OR APPROPRIATE IN ORDER TO REALIZE ON THE COLLATERAL OR OTHER SECURITY FOR THE OBLIGATIONS AND (2) EACH OF THE PARTIES HERETO ACKNOWLEDGES THAT ANY APPEALS FROM THE COURTS DESCRIBED IN THE IMMEDIATELY PRECEDING SENTENCE MAY HAVE TO BE HEARD BY A COURT LOCATED OUTSIDE THOSE JURISDICTIONS.

     (c) THE BORROWER HEREBY WAIVES PERSONAL SERVICE OF ANY AND ALL PROCESS UPON IT AND CONSENTS THAT ALL SUCH SERVICE OF PROCESS MAY BE MADE BY REGISTERED MAIL (RETURN RECEIPT REQUESTED) DIRECTED TO THE BORROWER AT ITS ADDRESS SET FORTH IN SECTION 13.8 AND SERVICE SO MADE SHALL BE DEEMED TO BE COMPLETED FIVE (5) DAYS AFTER THE SAME SHALL HAVE BEEN SO DEPOSITED IN THE U.S. MAILS POSTAGE PREPAID. NOTHING CONTAINED HEREIN SHALL AFFECT THE RIGHT OF AGENT OR THE LENDERS TO SERVE LEGAL PROCESS BY ANY OTHER MANNER PERMITTED BY LAW.

13.4 WAIVER  OF JURY  TRIAL.

     THE  BORROWER,  THE  LENDERS  AND THE  AGENT  EACH
     IRREVOCABLY WAIVE THEIR RESPECTIVE RIGHTS TO A TRIAL BY JURY OF ANY CLAIM OR CAUSE OF ACTION BASED UPON OR ARISING OUT OF OR RELATED TO THIS AGREEMENT, THE OTHER LOAN DOCUMENTS, OR THE TRANSACTIONS CONTEMPLATED HEREBY OR THEREBY, IN ANY ACTION, PROCEEDING OR OTHER LITIGATION OF ANY TYPE BROUGHT BY ANY OF THE PARTIES AGAINST ANY OTHER PARTY OR ANY
     AGENT-RELATED PERSON, PARTICIPANT OR ASSIGNEE, WHETHER WITH RESPECT TO CONTRACT CLAIMS, TORT CLAIMS, OR OTHERWISE. THE BORROWER, THE LENDERS AND THE AGENT EACH AGREE THAT ANY SUCH CLAIM OR CAUSE OF ACTION SHALL BE TRIED BY A COURT TRIAL WITHOUT A JURY. WITHOUT LIMITING THE FOREGOING, THE PARTIES FURTHER AGREE THAT THEIR RESPECTIVE RIGHT TO A TRIAL BY JURY IS WAIVED BY OPERATION OF THIS SECTION AS TO ANY ACTION, COUNTERCLAIM OR OTHER PROCEEDING WHICH SEEKS, IN WHOLE OR IN PART, TO CHALLENGE THE VALIDITY OR ENFORCEABILITY OF THIS AGREEMENT OR THE OTHER LOAN DOCUMENTS OR ANY PROVISION HEREOF OR THEREOF. THIS WAIVER SHALL APPLY TO ANY SUBSEQUENT AMENDMENTS, RENEWALS, SUPPLEMENTS OR MODIFICATIONS TO THIS AGREEMENT AND THE OTHER LOAN DOCUMENTS.

13.5 Survival  of  Representations   and  Warranties.

     All  of  the  Borrower's
     representations and warranties contained in this Agreement shall survive the execution, delivery, and acceptance thereof by the parties, notwithstanding any investigation by the Agent or the Lenders or their respective agents.

13.6 Other Security and Guaranties.

     The Agent, may, without notice or demand and without affecting the Borrower's obligations hereunder, from time to time:
     (a) take from any Person and hold collateral (other than the Collateral) for the payment of all or any part of the Obligations and exchange, enforce or release such collateral or any part thereof; and (b) accept and hold any endorsement or guaranty of payment of all or any part of the Obligations and release or substitute any such endorser or guarantor, or any Person who has given any Lien in any other collateral as security for the payment of all or any part of the Obligations, or any other Person in any way obligated to pay all or any part of the Obligations.

13.7 Fees  and  Expenses.

     The  Borrower  agrees  to pay to the  Agent,  for its
     benefit, on demand, all costs and expenses that Agent pays or incurs in connection with the negotiation, preparation, syndication, consummation, administration, enforcement, and termination of this Agreement or any of the other Loan Documents, including: (a) Attorney Costs; (b) costs and expenses (including attorneys' and paralegals fees and disbursements) for any amendment, supplement, waiver, consent, or subsequent closing in connection with the Loan Documents and the transactions contemplated thereby; (c) costs and expenses of lien and title searches and title insurance; (d) taxes, fees and other charges for recording the Mortgages, filing financing statements and continuations, and other actions to perfect, protect, and continue the Agent's Liens (including costs and expenses paid or incurred by the Agent in connection with the consummation of Agreement); (e) sums paid or incurred to pay any amount or take any action required of the Borrower under the Loan Documents that the Borrower fails to pay or take; (f) costs of appraisals, inspections, and verifications of the Collateral, including travel, lodging, and meals for inspections of the Collateral and the Borrower's operations by the Agent plus the Agent's then customary charge for field examinations and audits and the preparation of reports thereof (such charge is currently $850 per day (or portion thereof) for each Person retained or employed by the Agent with respect to each field examination or audit); and (g) costs and expenses of forwarding loan proceeds, collecting checks and other items of payment, and establishing and maintaining Payment Accounts and lock boxes, and costs and expenses of preserving and protecting the Collateral. In addition, the Borrower agrees to pay costs and expenses incurred by the Agent (including Attorneys' Costs) to the Agent, for its benefit, on demand, and to the other Lenders for their benefit, on demand, and all reasonable fees, expenses and disbursements incurred by such other Lenders for one law firm retained by such other Lenders, in each case, paid or incurred to obtain payment of the Obligations, enforce the Agent's Liens, sell or otherwise realize upon the Collateral, and otherwise enforce the provisions of the Loan Documents, or to defend any claims made or threatened against the Agent or any Lender arising out of the transactions contemplated hereby (including preparations for and consultations concerning any such matters). The foregoing shall not be construed to limit any other provisions of the Loan Documents regarding costs and expenses to be paid by the Borrower. All of the foregoing costs and expenses shall be charged to the Borrower s Loan Account as Revolving Loans as described in
     Section 3.7.

13.8 Notices.

     Except as otherwise provided herein, all notices, demands and requests that any party is required or elects to give to any other shall be in writing, or by a telecommunications device capable of creating a written record, and any such notice shall become effective (a) upon personal delivery thereof, including, but not limited to, delivery by overnight mail and courier service, (b) four (4) days after it shall have been mailed by United States mail, first class, certified or registered, with postage prepaid, or (c) in the case of notice by such a telecommunications device, when properly transmitted, in each case addressed to the party to be notified as follows:

                 If to the Agent:

                           Bank of America, N.A.
                           901 Main Street, 22nd Floor
                           Mailcode:  TX1-492-22-13
                           Dallas, Texas  75202
                           Attention:  Joy L. Bartholomew
                           Telecopy No.:    214.209.4766


                           with copies to:


                           Haynes and Boone, LLP
                           901 Main Street, Suite 3100
                           Dallas, TX  75202
                           Attention:       Sue P. Murphy
                           Telecopy No.:    214.200.0565

                 If to the other Lenders:

                 At the address set forth opposite their respective signatures.

                 If to the Borrower:

                           Central Freight Lines, Inc.
                           5601 West Waco Drive
                           Waco, TX  76710
                           Attention:       Steve Owen
                           Telecopy No.:    254.741.5337


                           with copies to:


                           Scudder Law Firm, P.C. L.L.O.
                           411 South 13th St., Second Floor
                           Lincoln, Nebraska 68508
                           Attention:       Mark Scudder
                           Telecopy No.:    402.435.4239

     or to such other address as each party may designate for itself by like notice. Failure or delay in delivering copies of any notice, demand, request, consent, approval, declaration or other communication to the persons designated above to receive copies shall not adversely affect the effectiveness of such notice, demand, request, consent, approval, declaration or other communication.

13.9 Waiver of Notices.

     Unless otherwise expressly provided herein, the Borrower waives presentment, and notice of demand or dishonor and protest as to any instrument, notice of intent to accelerate the Obligations and notice of acceleration of the Obligations, as well as any and all other notices to which it might otherwise be entitled. No notice to or demand on the Borrower which the Agent or any Lender may elect to give shall entitle the Borrower to any or further notice or demand in the same, similar or other circumstances.

13.10 Binding Effect.

     The provisions of this Agreement shall be binding upon and inure to the benefit of the respective representatives, successors, and assigns of the parties hereto; provided, however, that no interest herein may be assigned by the Borrower without prior written consent of the Agent and each Lender. The rights and benefits of the Agent and the Lenders hereunder shall, if such Persons so agree, inure to any party acquiring any interest in the Obligations or any part thereof.

     13.11 Indemnity of the Agent and the Lenders by the Borrower.

     (a) THE BORROWER AGREES TO DEFEND, INDEMNIFY AND HOLD THE AGENT-RELATED PERSONS, AND EACH LENDER AND EACH OF ITS RESPECTIVE OFFICERS, DIRECTORS, EMPLOYEES, COUNSEL, REPRESENTATIVES, AGENTS AND ATTORNEYS-IN-FACT (EACH, AN "INDEMNIFIED PERSON") HARMLESS FROM AND AGAINST ANY AND ALL LIABILITIES, OBLIGATIONS, LOSSES, DAMAGES, PENALTIES, ACTIONS, JUDGMENTS, SUITS, COSTS, CHARGES, EXPENSES AND DISBURSEMENTS (INCLUDING ATTORNEY COSTS) OF ANY KIND OR NATURE WHATSOEVER WHICH MAY AT ANY TIME (INCLUDING AT ANY TIME FOLLOWING REPAYMENT OF THE LOANS AND THE TERMINATION, RESIGNATION OR REPLACEMENT OF THE AGENT OR REPLACEMENT OF ANY LENDER) BE IMPOSED ON, INCURRED BY OR ASSERTED AGAINST ANY SUCH PERSON IN ANY WAY RELATING TO OR ARISING OUT OF THIS AGREEMENT OR ANY DOCUMENT CONTEMPLATED BY OR REFERRED TO HEREIN, OR THE TRANSACTIONS CONTEMPLATED HEREBY, OR ANY ACTION TAKEN OR OMITTED BY ANY SUCH PERSON UNDER OR IN CONNECTION WITH ANY OF THE FOREGOING, INCLUDING WITH RESPECT TO ANY INVESTIGATION, LITIGATION OR PROCEEDING (INCLUDING ANY INSOLVENCY PROCEEDING OR APPELLATE PROCEEDING) RELATED TO OR ARISING OUT OF THIS AGREEMENT, ANY OTHER LOAN DOCUMENT, OR THE LOANS OR THE USE OF THE PROCEEDS THEREOF, WHETHER OR NOT ANY INDEMNIFIED PERSON IS A PARTY THERETO (ALL THE FOREGOING, COLLECTIVELY, THE "INDEMNIFIED LIABILITIES"); PROVIDED, THAT THE BORROWER SHALL HAVE NO OBLIGATION HEREUNDER TO ANY INDEMNIFIED PERSON WITH RESPECT TO INDEMNIFIED LIABILITIES RESULTING SOLELY FROM THE GROSS NEGLIGENCE OR WILLFUL MISCONDUCT OF SUCH INDEMNIFIED PERSON, HOWEVER THE BORROWER'S INDEMNIFICATION OBLIGATIONS SHALL INCLUDE, IN ALL CASES, CLAIMS, WHETHER OR NOT CAUSED BY OR ARISING , IN WHOLE OR IN PART, OUT OF THE COMPARATIVE, CONTRIBUTORY, OR SOLE NEGLIGENCE (OTHER THAN GROSS NEGLIGENCE) OF THE INDEMNIFIED PARTY. THE AGREEMENTS IN THIS SECTION SHALL SURVIVE PAYMENT OF ALL OTHER OBLIGATIONS.

     (b) THE BORROWER AGREES TO INDEMNIFY, DEFEND AND HOLD HARMLESS THE AGENT AND THE LENDERS FROM ANY LOSS OR LIABILITY DIRECTLY OR INDIRECTLY ARISING OUT OF THE USE, GENERATION, MANUFACTURE, PRODUCTION, STORAGE, RELEASE, THREATENED RELEASE, DISCHARGE, DISPOSAL OR PRESENCE OF A HAZARDOUS SUBSTANCE RELATING TO THE BORROWER'S OPERATIONS, BUSINESS OR PROPERTY. THIS INDEMNITY WILL APPLY WHETHER THE HAZARDOUS SUBSTANCE IS ON, UNDER OR ABOUT THE BORROWER'S PROPERTY OR OPERATIONS OR PROPERTY LEASED TO THE BORROWER. THE INDEMNITY INCLUDES BUT IS NOT LIMITED TO ATTORNEYS COSTS. THE INDEMNITY EXTENDS TO THE AGENT AND THE LENDERS, THEIR PARENTS, AFFILIATES, SUBSIDIARIES AND ALL OF THEIR DIRECTORS, OFFICERS, EMPLOYEES, AGENTS, SUCCESSORS, ATTORNEYS AND ASSIGNS. "HAZARDOUS SUBSTANCES" MEANS ANY SUBSTANCE, MATERIAL OR WASTE THAT IS OR BECOMES DESIGNATED OR REGULATED AS "TOXIC," "HAZARDOUS," "POLLUTANT," OR "CONTAMINANT" OR A SIMILAR DESIGNATION OR REGULATION UNDER ANY FEDERAL, STATE OR LOCAL LAW (WHETHER UNDER COMMON LAW, STATUTE, REGULATION OR OTHERWISE) OR JUDICIAL OR ADMINISTRATIVE INTERPRETATION OF SUCH, INCLUDING PETROLEUM OR NATURAL GAS. THIS INDEMNITY WILL SURVIVE REPAYMENT OF ALL OTHER OBLIGATIONS.

13.12Limitation of Liability.

     NO CLAIM MAY BE MADE BY THE BORROWER,  ANY LENDER
     OR OTHER PERSON AGAINST THE AGENT, ANY LENDER, OR THE AFFILIATES, DIRECTORS, OFFICERS, EMPLOYEES, COUNSEL, REPRESENTATIVES, AGENTS OR ATTORNEYS-IN-FACT OF ANY OF THEM FOR ANY SPECIAL, INDIRECT, CONSEQUENTIAL OR PUNITIVE DAMAGES IN RESPECT OF ANY CLAIM FOR BREACH OF CONTRACT OR ANY OTHER THEORY OF LIABILITY ARISING OUT OF OR RELATED TO THE TRANSACTIONS CONTEMPLATED BY THIS AGREEMENT OR ANY OTHER LOAN DOCUMENT, OR ANY ACT, OMISSION OR EVENT OCCURRING IN CONNECTION THEREWITH, AND THE BORROWER AND EACH LENDER HEREBY WAIVE, RELEASE AND AGREE NOT TO SUE UPON ANY CLAIM FOR SUCH DAMAGES, WHETHER OR NOT ACCRUED AND WHETHER OR NOT KNOWN OR SUSPECTED TO EXIST IN ITS FAVOR.

13.13Final Agreement.

     THIS AGREEMENT AND THE OTHER LOAN DOCUMENTS REPRESENT THE
     FINAL AGREEMENT BETWEEN THE PARTIES AND MAY NOT BE CONTRADICTED BY EVIDENCE OF PRIOR, CONTEMPORANEOUS, OR SUBSEQUENT ORAL AGREEMENTS OF THE PARTIES. THERE ARE NO UNWRITTEN ORAL AGREEMENTS BETWEEN THE PARTIES. No modification, rescission, waiver, release, or amendment of any provision of this Agreement or any other Loan Document shall be made, except by a written agreement signed by the Borrower and a duly authorized officer of each of the Agent and the requisite Lenders.

13.14 Counterparts.

     This Agreement may be executed in any number of counterparts, and by the Agent, each Lender and the Borrower in separate counterparts, each of which shall be an original, but all of which shall together constitute one and the same agreement; signature pages may be detached from multiple separate counterparts and attached to a single counterpart so that all signature pages are physically attached to the same document.

13.15 Captions.

     The captions contained in this Agreement are for convenience of reference only, are without substantive meaning and should not be construed to modify, enlarge, or restrict any provision.

13.16 Right of Setoff.

     In addition to any rights and remedies of the Lenders provided by law, if an Event of Default exists or the Loans have been accelerated, each Lender is authorized at any time and from time to time, without prior notice to the Borrower, any such notice being waived by the Borrower to the fullest extent permitted by law, to set off and apply any and all deposits (general or special, time or demand, provisional or final) at any time held by, and other indebtedness at any time owing by, such Lender or any Affiliate of such Lender to or for the credit or the account of the Borrower against any and all Obligations owing to such Lender, now or hereafter existing, irrespective of whether or not the Agent or such Lender shall have made demand under this Agreement or any Loan Document and although such Obligations may be contingent or unmatured. Each Lender agrees promptly to notify the Borrower and the Agent after any such set-off and application made by such Lender; provided, however, that the failure to give such notice shall not affect the validity of such set-off and application. NOTWITHSTANDING THE FOREGOING, NO LENDER SHALL EXERCISE ANY RIGHT OF SET-OFF, BANKER'S LIEN, OR THE LIKE AGAINST ANY DEPOSIT ACCOUNT OR PROPERTY OF THE BORROWER HELD OR MAINTAINED BY SUCH LENDER WITHOUT THE PRIOR WRITTEN UNANIMOUS CONSENT OF THE LENDERS.

13.17 Confidentiality.

     (a) The Borrower hereby consents that the Agent and each Lender may issue and disseminate to the public general information describing the credit accommodation entered into pursuant to this Agreement, including the name and address of the Borrower and a general description of the Borrower's business and may use the Borrower's name in advertising and other promotional material.

     (b) Each Lender severally agrees to take normal and reasonable precautions and exercise due care to maintain the confidentiality of all information identified as "confidential" or "secret" by the Borrower and provided to the Agent or such Lender by or on behalf of the Borrower, under this Agreement or any other Loan Document, except to the extent that such information (i) was or becomes generally available to the public other than as a result of disclosure by the Agent or such Lender, or (ii) was or becomes available on a nonconfidential basis from a source other than the Borrower, provided that such source is not bound by a confidentiality agreement with the Borrower known to the Agent or such Lender; provided, however, that the Agent and any Lender may disclose such information (1) at the request or pursuant to any requirement of any Governmental Authority to which the Agent or such Lender is subject or in connection with an examination of the Agent or such Lender by any such Governmental Authority;
     (2) pursuant to subpoena or other court process; (3) when required to do so in accordance with the provisions of any applicable Requirement of Law; (4) to the extent reasonably required in connection with any litigation or proceeding (including, but not limited to, any bankruptcy proceeding) to which the Agent, any Lender or their respective Affiliates may be party;
     (5) to the extent reasonably required in connection with the exercise of any remedy hereunder or under any other Loan Document; (6) to the Agent's or such Lender's independent auditors, accountants, attorneys and other professional advisors; (7) to any prospective Participant or Assignee under any Assignment and Acceptance, actual or potential, provided that such prospective Participant or Assignee agrees to keep such information confidential to the same extent required of the Agent and the Lenders hereunder; (8) as expressly permitted under the terms of any other document or agreement regarding confidentiality to which the Borrower is party or is deemed party with the Agent or such Lender, and (9) to its Affiliates.

13.18 Conflicts with Other Loan Documents.

     Unless otherwise expressly provided in
     this Agreement (or in another Loan Document by specific reference to the applicable provision contained in this Agreement), if any provision contained in this Agreement conflicts with any provision of any other Loan Document, the provision contained in this Agreement shall govern and control.

13.19 USA  PATRIOT  Act  Notice.

     Each Lender that is subject to the Act (as hereinafter defined) and the Agent (for itself and not on behalf of any Lender) hereby notifies the Borrower that pursuant to the requirements of the USA Patriot Act (Title III of Pub. L. 107-56 (signed into law October 26, 2001)) (the "Act"), it is required to obtain, verify and record information that identifies the Borrower and the Parent, which information includes the name and address of the Borrower and the Parent and other information that will allow such Lender or the Agent, as applicable, to identify the Borrower and the Parent in accordance with the Act.

13.20 Chapter 346.

     Borrower agrees that Chapter 346 of the Texas Finance Code, as amended (which regulates certain revolving credit loan documents and revolving tri-party accounts) does not apply to the Obligations.

13.21 Restatement of Original Credit Agreement.

     The  parties hereto agree that, on
     the Closing Date: (a) the Obligations (as defined in this Agreement) represent, among other things, the restatement, renewal, amendment, extension and modification of the "Obligations" (as defined in the Original Credit Agreement); (b) this Agreement is intended to, and does hereby, restate, renew, extend, amend, modify, supersede and replace the Original Agreement in its entirety; (c) the Notes, if any, executed pursuant to this Agreement amend, renew, extend, modify, replace, restate, substitute for and supersede in their entirety (but do not extinguish, the indebtedness arising under) the promissory notes issued pursuant to the Original Credit Agreement, which existing promissory notes shall be returned to the Administrative Agent promptly after the Closing Date, marked "canceled and replaced," and, thereafter, delivered by the Administrative Agent to the Borrower; and (d) the entering into and performance of their respective obligations under the Loan Documents and the transactions evidenced hereby do not constitute a novation nor shall they be deemed to have terminated, extinguished or discharged the indebtedness under the Original Agreement, all of which indebtedness shall continue under and be governed by this Agreement and the other Loan Documents, except as expressly provided otherwise herein.

13.22 Confirmations.

     Each of Borrower and Parent  ratifies and confirms that the
     Parent Guaranty, the Security Agreement, the Parent Pledge Agreement, the Trademark Security Agreement, the Mortgages, and that the other Loan Documents (to the extent it is a party thereto) are and remain in full force and effect in accordance with their respective terms, as amended hereby. In addition, Parent acknowledges, agrees, accepts, and consents to the terms and provisions hereof and each other Loan Document as amended hereby. Except as expressly provided herein, this Agreement does not constitute a waiver or modification of any of the terms or provisions set forth in the Loan Documents and shall not impair any right that
     Administrative Agent or Lenders may now or hereafter have under or in connection with any Loan Document. Borrower and Parent confirm, renew, regrant, and acknowledge all liens and security interests set forth in the Loan Documents continue to secure the Obligations, and Parent confirms that the Obligations shall continue to be guaranteed pursuant to the Parent Guaranty.



     [Remainder of Page Intentionally Blank. Signature Page Follows.]

     IN WITNESS WHEREOF, the parties have entered into this Agreement on the date first above written.

     "BORROWER"


     CENTRAL FREIGHT LINES, INC., a Texas corporation


     By:
     Title:


     "AGENT"


     BANK OF AMERICA, N.A., as Agent


     By:
     Joy L. Bartholomew, Senior Vice President



Address:                                          "LENDERS"
Bank of America, N.A.
901 Main Street, 22nd Floor
Mailcode:  TX1-492-22-13                      BANK OF AMERICA, N.A., as a Lender
Dallas, Texas  75202
Attention:  Joy L. Bartholomew......
Telecopy No.:     214.209.4766           By:
                                      Joy L. Bartholomew, Senior Vice President

Address:
                                                 TEXTRON FINANCIAL CORPORATION



                                By:
                                Title:            _____________________________


                                                    "PARENT"

                              CENTRAL FREIGHT LINES, INC., a Nevada corporation


                                By:
                                Title:            _____________________________

                                                                  A-1
Amended and Restated Credit Agreement (Edgar Copy)1.DOC
     ANNEX A
     to
     Credit Agreement

     Definitions

     Capitalized terms used in the Loan Documents shall have the following respective meanings (unless otherwise defined therein), and all section references in the following definitions shall refer to sections of the
     Agreement:

     "Account Debtor" means each Person obligated in any way on or in connection with an Account, Chattel Paper, or General Intangible (including, without limitation, any payment intangible).

     "Accounts" means all of the Borrower's now owned or hereafter acquired or arising accounts, as defined in the UCC, including any rights to payment for the sale or lease of goods or rendition of services, whether or not they have been earned by performance.

     "ACH Transactions" means any cash management or related services including the automatic clearing house transfer of funds by the Bank for the account of the Borrower pursuant to agreement or overdrafts.

     "Acquisition" means any transaction or series of related transactions for the purpose of, or resulting in, directly or indirectly, (a) the acquisition by the Borrower of all or substantially all of the assets of a Person or of any business or division of a Person; (b) the acquisition by the Borrower of more than 50% of any class of Voting Stock (or similar ownership interests) of any Person; or (c) a merger, consolidation, amalgamation, or other combination by the Borrower with another Person if the Borrower is the surviving entity.

     "Adjusted Net Earnings from Operations" means, with respect to any fiscal period of the Parent, the Parent's net income after provision for income taxes for such fiscal period, as determined in accordance with GAAP and reported on the Financial Statements for such period, excluding any and all of the following included in such net income: (a) gain or loss arising from the sale of any capital assets; (b) gain arising from any write-up in the book value of any asset; (c) earnings of any Person, substantially all the assets of which have been acquired by the Parent or any of its Subsidiaries in any manner, to the extent realized by such other Person prior to the date of acquisition; (d) earnings of any Person in which the Parent or any of its Subsidiaries has an ownership interest unless (and only to the extent) such earnings shall actually have been received by the Parent or any of its Subsidiaries in the form of cash distributions; (e) earnings of any Person to which assets of the Parent or any of its Subsidiaries shall have been sold, transferred or disposed of, or into which the Parent or any of its Subsidiaries shall have been merged, or which has been a party with the Parent or any of its Subsidiaries to any consolidation or other form of reorganization, prior to the date of such transaction; (f) gain arising from the acquisition of debt or equity securities of the Parent or any of its Subsidiaries or from cancellation or forgiveness of Debt; and (g) gain arising from extraordinary items, as determined in accordance with GAAP, or from any other non-recurring transaction.

     "Affiliate" means, as to any Person, any other Person which, directly or indirectly, is in control of, is controlled by, or is under common control with, such Person or which owns, directly or indirectly, five percent (5%) or more of the outstanding equity interest of such Person. A Person shall be deemed to control another Person if the controlling Person possesses, directly or indirectly, the power to direct or cause the direction of the management and policies of the other Person, whether through the ownership of voting securities, by contract, or otherwise.

     Agent means the Bank, solely in its capacity as agent for the Lenders, and any successor agent.

     "Agent Advances" has the meaning specified in Section 1.2(i).

     "Agent's Liens" means the Liens in the Collateral granted to the Agent, for the benefit of the Lenders, Bank, and Agent pursuant to this Agreement and the other Loan Documents.

     "Agent-Related Persons" means the Agent, together with its Affiliates, and the officers, directors, employees, counsel, representatives, agents and attorneys-in-fact of the Agent and such Affiliates.

     "Aggregate Revolver Outstandings" means, at any date of determination, and without duplication: the sum of (a) the unpaid balance of Revolving Loans,
     (b) the aggregate amount of Pending Revolving Loans, (c) one hundred percent (100%) of the greater of : (i) the aggregate undrawn maximum face amount and (ii) the maximum undrawn available amount of all outstanding Letters of Credit, and (d) the aggregate amount of any unpaid reimbursement obligations in respect of Letters of Credit.

     "Agreement" means the Amended and Restated Credit Agreement to which this Annex A is attached, as from time to time amended, modified or restated.

     "Anniversary Date" means each anniversary of the Closing Date.

     "Applicable Margin" means:

     (i) with respect to Base Rate Revolving Loans and all other Obligations (other than LIBOR Revolving Loans), .25%;

     (ii) with respect to LIBOR Revolving Loans, 2.0%; and

     (iii) with respect to Letters of Credit, 1.75%.

     The Applicable Margins shall be adjusted (up or down) prospectively on a quarterly basis as determined by the Parent's consolidated financial performance, commencing with the earliest of: (x) June 30, 2005, (y) the date a Person (other than Bank of America, N.A. and Textron Financial Corporation) becomes a Lender under the Agreement; and (z) upon the occurrence and during the continuation of a Default or an Event of Default (the "Rate Adjustment Date"). Adjustments in Applicable Margins shall be determined by reference to the following grids:

--------------------------------------------- ---------------------------------
If Average Quarterly                          Level of
Availability is:                              Applicable Margins:
--------------------------------------------- ---------------------------------
--------------------------------------------- ---------------------------------
< $20,000,000                                 Level I
--------------------------------------------- ---------------------------------
--------------------------------------------- ---------------------------------
= $20,000,000, but < $30,000,000              Level II
--------------------------------------------- ---------------------------------
--------------------------------------------- ---------------------------------
> $30,000,000, but < $40,000,000              Level III
--------------------------------------------- ---------------------------------
--------------------------------------------- ---------------------------------
> $40,000,000, but < $50,000,000              Level IV
--------------------------------------------- ---------------------------------
--------------------------------------------- ---------------------------------
> $50,000,000, but < $55,000,000 or the       Level V
Fixed Charge Coverage Ratio is > 1.25 to
1.0, but < 1.5 to 1.0
--------------------------------------------- ---------------------------------
--------------------------------------------- ---------------------------------
> $55,000,000 or the Fixed Charge Coverage    Level VI
Ratio is > 1.5 to 1.0
--------------------------------------------- ---------------------------------


------------------------------- -------------------------------------------------------------------------------------
                                Applicable Margins
------------------------------- -------------------------------------------------------------------------------------
------------------------------- ------------ ----------- ---------------- ------------- ------------ ----------------
                                Level I      Level II    Level III        Level IV      Level V      Level VI
------------------------------- ------------ ----------- ---------------- ------------- ------------ ----------------
------------------------------- ------------ ----------- ---------------- ------------- ------------ ----------------
Base Rate Revolving Loans       1.00%        .75%        .50%             0.25%         0.0%         0.0%
------------------------------- ------------ ----------- ---------------- ------------- ------------ ----------------
------------------------------- ------------ ----------- ---------------- ------------- ------------ ----------------
LIBOR Revolving Loans           2.75%        2.50%       2.25%            2.00%         1.75%        1.50%
------------------------------- ------------ ----------- ---------------- ------------- ------------ ----------------
------------------------------- ------------ ----------- ---------------- ------------- ------------ ----------------
Applicable L/C Margin           2.50%        2.25%       2.00             1.75%         1.50%        1.25%
------------------------------- ------------ ----------- ---------------- ------------- ------------ ----------------


     The Applicable Margin with respect to the Unused Line Fee shall be .375% per annum with respect to any month in which the average Aggregate Revolver Outstandings are less than $30,000,000, and in all other cases shall be .25% per annum.

     All adjustments in the Applicable Margins commencing on the Rate Adjustment Date shall be implemented quarterly on a prospective basis in a two step process, provided that in the event the Rate Adjustment Date occurs prior to June 30, 2005, the Average Quarterly Availability shall be calculated as the Average Daily Availability and the Rate Adjustment shall remain in effect until the first day of the next fiscal quarter. First, calculations based on Average Quarterly Availability shall be made and be effective as of the first day of each fiscal quarter. With respect to the adjustments based on Levels V and VI, an additional adjustment shall be made, if warranted by the calculation of the Fixed Charge Coverage Ratio, for any calendar month commencing at least 5 days after the date of delivery to the Lenders of quarterly unaudited or annual audited (as applicable) Financial Statements evidencing the need for an adjustment and shall become effective as of the first day of such month. Concurrently with the delivery of those Financial Statements, the Borrower shall deliver to the Agent and the Lenders a certificate, signed by its chief financial officer, setting forth in reasonable detail the basis for the continuance of, or any change in, the Applicable Margins. Failure to timely deliver such Financial Statements shall, in addition to any other remedy provided for in this Agreement, result in an increase in the Applicable Margins to the highest level set forth in the foregoing grid, until the first day of the first calendar month following the delivery of those Financial Statements demonstrating that such an increase is not required. If a Default or Event of Default has occurred and is continuing at the time any reduction in the Applicable Margins is to be implemented, no reduction may occur until the first day of the first calendar month following the date on which such Default or Event of Default is waived or cured.

     "Arrangement Fee has the meaning specified in Section 2.4.

     "Assignee" has the meaning specified in Section 11.2(a).

     "Assignment and Acceptance" has the meaning specified in Section 11.2(a).

     "Attorney Costs" means and includes all reasonable fees, expenses and disbursements of any law firm or other counsel engaged by the Agent, the reasonably allocated costs and expenses of internal legal services of the Agent.

     "Availability" means, at any time (a) the lesser of (i) the Maximum Revolver Amount or (ii) the Borrowing Base, minus (b) Reserves other than Reserves deducted in the calculation of the Borrowing Base, minus (c) in each case, the Aggregate Revolver Outstandings, minus (d) $5,000,000 until the earlier of: (i) the delivery by Borrower to Agent of its April, 2005 monthly financials in compliance with Section 5.2(c), and (ii) May 30, 2005

     "Average Daily Availability" means as of any date of determination, (a) the average Borrowing Base, less (b) the average Daily Aggregate Revolver Outstandings from the Closing Date to the Rate Adjustment Date.

     "Average Quarterly Availability" means as of any date of determination, (a) the average Borrowing Base, less (b) the average Daily Aggregate Revolver Outstandings during the immediately preceding fiscal quarter.

     "Bank" means Bank of America, N.A., a national banking association, or any successor entity thereto.

     "Bank Product Reserves" means all reserves which the Agent from time to time establishes in its reasonable discretion for the Bank Products then provided or outstanding.

     "Bank Products" means any one or more of the following types of services or facilities extended to the Borrower by the Bank or any affiliate of the Bank in reliance on the Bank's agreement to indemnify such affiliate: (i) credit cards; (ii) ACH Transactions; (iii) cash management, including controlled disbursement services; and (iv) Hedge Agreements.

     "Bankruptcy Code" means Title 11 of the United States Code (11 U.S.C. 101 et seq.).

     "Base Rate" means, for any day, the rate of interest in effect for such day as publicly announced from time to time by the Bank in Charlotte, North Carolina as its "prime rate" (the "prime rate" being a rate set by the Bank based upon various factors including the Bank's costs and desired return, general economic conditions and other factors, and is used as a reference point for pricing some loans, which may be priced at, above, or below such announced rate). Any change in the prime rate announced by the Bank shall take effect at the opening of business on the day specified in the public announcement of such change. Each Interest Rate based upon the Base Rate shall be adjusted simultaneously with any change in the Base Rate.

     "Base Rate Revolving Loan" means a Revolving Loan during any period in which it bears interest based on the Base Rate.

     "Blocked Account Agreement" means an agreement among the Borrower, the Agent and a Clearing Bank, in form and substance reasonably satisfactory to the Agent, concerning the collection of payments which represent the proceeds of Accounts or of any other Collateral.

     "Borrowing" means a borrowing hereunder consisting of Revolving Loans made on the same day by the Lenders to the Borrower or by Bank in the case of a Borrowing funded by Non-Ratable Loans or by the Agent in the case of a Borrowing consisting of an Agent Advance, or the issuance of Letters of Credit hereunder.

     "Borrowing  Base"  means,  at any time,  an amount  equal to (a) the sum of
     (A) up to eighty-five percent (85%) of the Net Amount of Eligible Accounts; plus (B) the sum of (i) up to eighty-five percent (85%) of the Net Orderly Liquidation Value of Eligible Rolling Stock adjusted for monthly depreciation and for any dispositions of Rolling Stock, and (ii) up to eighty-five percent (85%) of the cost of Eligible Rolling Stock acquired after the Closing Date (excluding sales tax, delivery charges or other soft costs) and adjusted for monthly depreciation, but in no event shall the sum of (i) and (ii) exceed 90% of the net book value of such Eligible Rolling Stock; minus (b) Reserves from time to time established by the Agent in its reasonable credit judgment; provided that the aggregate Revolving Loans advanced against Eligible Rolling Stock shall not exceed the Maximum Rolling Stock Loan Amount, and provided further that the aggregate Revolving Loans advanced against Eligible Unbilled Accounts shall not exceed $5,000,000. For the purposes hereof, depreciation shall be calculated based upon the average remaining life of the Eligible Rolling Stock as shown on the then most recent appraisal.

     "Borrowing Base Certificate" means a certificate by a Responsible Officer of the Borrower, substantially in the form of Exhibit B (or another form acceptable to the Agent) setting forth the calculation of the Borrowing Base, including a calculation of each component thereof, all in such detail as shall be reasonably satisfactory to the Agent. All calculations of the Borrowing Base in connection with the preparation of any Borrowing Base Certificate shall originally be made by the Borrower and certified to the Agent; provided, that the Agent shall have the right to review and adjust, in the exercise of its reasonable credit judgment, any such calculation (1) to reflect its reasonable estimate of declines in value of any of the Collateral described therein, and (2) to the extent that such calculation is not in accordance with this Agreement.

     "Business Day" means (a) any day that is not a Saturday, Sunday, or a day on which banks in Dallas, Texas, Pasadena, California, or Charlotte, North Carolina are required or permitted to be closed, and (b) with respect to all notices, determinations, fundings and payments in connection with the LIBOR Rate or LIBOR Revolving Loans, any day that is a Business Day pursuant to clause (a) above and that is also a day on which trading in Dollars is carried on by and between banks in the London interbank market.

     "Capital Adequacy Regulation" means any guideline, request or directive of any central bank or other Governmental Authority, or any other law, rule or regulation, whether or not having the force of law, in each case, regarding capital adequacy of any bank or of any corporation controlling a bank.

     "Capital Expenditures" means all payments due (whether or not paid during any fiscal period) in respect of the cost of any fixed asset or improvement, or replacement, substitution, or addition thereto, which has a useful life of more than one year, including, without limitation, those costs arising in connection with the direct or indirect acquisition of such asset by way of increased product or service charges or in connection with a Capital Lease.

     "Capital Lease" means any lease of property by the Borrower which, in accordance with GAAP, should be reflected as a capital lease on the balance sheet of the Borrower.

     "Change of Control" shall mean the occurrence of one or more of the following events: (a) any sale, lease, exchange or other transfer (in a single transaction or a series of related transactions) of all or substantially all of the assets of the Borrower or Parent to any Person or "group" (within the meaning of the Securities Exchange Act of 1934 and the rules of the Securities and Exchange Commission thereunder in effect on the date hereof), (b) the acquisition of ownership, directly or indirectly, beneficially or of record, by any Unrelated Person or "group" (within the meaning of the Securities Exchange Act of 1934 and the rules of the
     Securities and Exchange Commission thereunder as in effect on the date hereof) of 30% or more of the outstanding shares of the voting stock of Parent; or (c) occupation of a majority of the seats (other than vacant seats) on the board of directors of Parent by Persons who were neither
     (i) nominated   or  appointed   by  the  current   board  of  directors  or
     (ii) nominated or appointed by directors so nominated or appointed. For purposes of this definition, "Unrelated Person" means any Person or "group" (within the meaning of the Securities Exchange Act of 1934 and the rules of the Securities and Exchange Commission thereunder in effect on the date hereof) other than: (1) Jerry Moyes and his spouse, lineal descendants and spouses of his lineal descendents; (2) the estates of Persons described in clause (1); (3) trusts established for the benefit of any Person or Persons described in clause (1); (4) corporations, limited liability companies, partnerships or similar entities 75% or more owned by any Person or Persons described in clauses (1) through (3); (5) the Moyes Children's Trust;
     (6) the Moyes Family Trust; and (7) Ronald Moyes. For purposes of calculating the number of outstanding shares of the voting stock of Parent beneficially owned by any "group" (within the meaning of the Exchange Act and the rules of the SEC thereunder in effect on the date hereof), shares beneficially owned by Persons described in clauses (1) through (7) of the preceding sentence shall be excluded from such calculation.

     "Chattel Paper" means all of the Borrower's now owned or hereafter acquired chattel paper, as defined in the UCC, including electronic chattel paper.

     "Clearing Bank" means the Bank or any other banking institution with whom a Payment Account has been established pursuant to a Blocked Account Agreement.

     "Closing Date" means the date of this Agreement.

     "Code" means the Internal Revenue Code of 1986.

     "Collateral" means all of the Borrower's personal property and all other assets of any Person from time to time subject to Agent's Liens securing payment or performance of the Obligations.

     "Collections" means all cash, checks, notes, instruments, and other items of payment (including, without limitation, insurance proceeds, proceeds of sales, rental proceeds, and tax refunds).

     "Commitment" means, at any time with respect to a Lender, the principal amount set forth beside such Lender's name under the heading "Commitment" on Schedule 1.2 attached to the Agreement or on the signature page of the Assignment and Acceptance pursuant to which such Lender became a Lender hereunder in accordance with the provisions of Section 11.2, as such Commitment may be adjusted from time to time in accordance with the provisions of Section 11.2, and "Commitments" means, collectively, the aggregate amount of the commitments of all of the Lenders.

     "Contaminant" means any waste, pollutant, hazardous substance, toxic substance, hazardous waste, special waste, petroleum or petroleum-derived substance or waste, asbestos in any form or condition, polychlorinated biphenyls ("PCBs"), or any constituent of any such substance or waste.

     "Continuation/Conversion Date" means the date on which a Loan is converted into or continued as a LIBOR Revolving Loan.

     "Control Agreement" means a control agreement, in form and substance satisfactory to Agent, executed and delivered by Borrower, Agent, and the applicable bank with respect to a deposit account.

     "Credit Support" has the meaning specified in Section 1.3(a).

     "Daily Aggregate Revolver Outstandings" means the amount of the Aggregate Revolver Outstandings at the end of a given day.

     "Debt" means, without duplication, all liabilities, obligations and indebtedness of the Borrower to any Person, of any kind or nature, now or hereafter owing, arising, due or payable, howsoever evidenced, created, incurred, acquired or owing, whether primary, secondary, direct, contingent, fixed or otherwise, consisting of indebtedness for borrowed money or the deferred purchase price of property, excluding trade payables, but including (a) all Obligations; (b) all obligations and liabilities of any Person secured by any Lien on the Borrower's property, even though the Borrower shall not have assumed or become liable for the payment thereof; provided, however, that all such obligations and liabilities which are limited in recourse to such property shall be included in Debt only to the extent of the book value of such property as would be shown on a balance sheet of the Borrower prepared in accordance with GAAP; (c) all obligations or liabilities created or arising under any Capital Lease or conditional sale or other title retention agreement with respect to property used or acquired by the Borrower, even if the rights and remedies of the lessor, seller or lender thereunder are limited to repossession of such property; provided, however, that all such obligations and liabilities which are limited in recourse to such property shall be included in Debt only to the extent of the book value of such property as would be shown on a balance sheet of the Borrower prepared in accordance with GAAP; (d) all obligations and liabilities under Guaranties and (e)the present value (discounted at the implied interest rate under such synthetic lease) of lease payments due under synthetic leases.

     "Default" means any event or circumstance which, with the giving of notice, the lapse of time, or both, would (if not cured, waived, or otherwise remedied during such time) constitute an Event of Default.

     "Default Rate" means a fluctuating per annum interest rate at all times equal to the sum of (a) the otherwise applicable Interest Rate plus (b) two percent (2%) per annum. Each Default Rate shall be adjusted simultaneously with any change in the applicable Interest Rate. In addition, the Default Rate shall result in an increase in the Letter of Credit Fee by two (2) percentage points per annum.

     "Defaulting Lender" has the meaning specified in Section 12.15(c).

     "Designated Account" has the meaning specified in Section 1.2(c).

     "Distribution" means, in respect of any corporation: (a) the payment or making of any dividend or other distribution of property in respect of capital stock (or any options or warrants for, or other rights with respect to, such stock) of such corporation, other than distributions in capital stock (or any options or warrants for such stock) of the same class; or
     (b) the redemption or other acquisition by such corporation of any capital stock (or any options or warrants for such stock) of such corporation.

     "Documents" means all documents as such term is defined in the UCC, including bills of lading, warehouse receipts or other documents of title, now owned or hereafter acquired by the Borrower.

     "DOL" means the United States Department of Labor or any successor department or agency.

     "Dollar" and "$" means dollars in the lawful currency of the United States. Unless otherwise specified, all payments under the Agreements shall be made in Dollars.

     "EBITDA" means, with respect to any fiscal period of the Parent, Adjusted Net Earnings from Operations, plus, to the extent deducted in the determination of Adjusted Net Earnings from Operations for that fiscal period, interest expenses, Federal, state, local and foreign income taxes, depreciation, amortization, and non-cash stock option expense.

     "Eligible Accounts" means the Accounts which the Agent in the exercise of its reasonable judgment, in good faith and consistent with its standard lending procedures, determines to be Eligible Accounts. Without limiting the discretion of the Agent to establish other criteria of ineligibility, Eligible Accounts shall not, unless the Agent in its sole discretion elects, include any Account:

     (a) with respect to which either: more than 90 days have elapsed since the date of the original invoice therefor, or more than 100 days have elapsed since the date of the freight bill therefor;

     (b)  with  respect  to  which  any  of  the  representations,   warranties,
     covenants, and agreements contained in the Security Agreement are incorrect or have been breached;

     (c) with respect to which Account (or any other Account due from such Account Debtor), in whole or in part, a check, promissory note, draft, trade acceptance or other instrument for the payment of money has been received, presented for payment and returned uncollected for any reason;

     (d) which represents a progress billing (as hereinafter defined) or as to which the Borrower has extended the time for payment without the consent of the Agent; for the purposes hereof, "progress billing" means any invoice for goods sold or leased or services rendered under a contract or agreement pursuant to which the Account Debtor's obligation to pay such invoice is conditioned upon the Borrowe's completion of any further performance under the contract or agreement;

     (e) with  respect  to which  any one or more of the  following  events  has occurred to the Account Debtor on such Account: death or judicial declaration of incompetency of an Account Debtor who is an individual; the filing by or against the Account Debtor of a request or petition for liquidation, reorganization, arrangement, adjustment of debts, adjudication as a bankrupt, winding-up, or other relief under the bankruptcy, insolvency, or similar laws of the United States, any state or territory thereof, or any foreign jurisdiction, now or hereafter in effect; the making of any general assignment by the Account Debtor for the benefit of creditors; the appointment of a receiver or trustee for the Account Debtor or for any of the assets of the Account Debtor, including, without limitation, the appointment of or taking possession by a "custodian," as defined in the Federal Bankruptcy Code; the institution by or against the Account Debtor of any other type of insolvency proceeding (under the bankruptcy laws of the United States or otherwise) or of any formal or informal proceeding for the dissolution or liquidation of, settlement of claims against, or winding up of affairs of, the Account Debtor; the sale, assignment, or transfer of all or any material part of the assets of the Account Debtor; the nonpayment generally by the Account Debtor of its debts as they become due; or the cessation of the business of the Account Debtor as a going concern;

     (f) if fifty percent (50%) or more of the aggregate Dollar amount of outstanding Accounts owed at such time by the Account Debtor thereon is classified as ineligible under clause (a) above;

     (g) owed by an Account Debtor which: (i) does not maintain its chief executive office in the United States of America or Canada (other than the Province of Newfoundland); or (ii) is not organized under the laws of the United States of America or Canada or any state or province thereof; or
     (iii) is the government of any foreign country or sovereign state, or of any state, province, municipality, or other political subdivision thereof, or of any department, agency, public corporation, or other instrumentality thereof; except to the extent that such Account is secured or payable by a letter of credit satisfactory to the Agent in its discretion;

     (h) owed by an Account Debtor which is an Affiliate or employee of the Borrower; other than any Accounts owed to Borrower by Swift Transportation Co., Inc.;

     (i) except as provided in clause (k) below, with respect to which either the perfection, enforceability, or validity of the Agent's Liens in such Account, or the Agent's right or ability to obtain direct payment to the Agent of the proceeds of such Account, is governed by any federal, state, or local statutory requirements other than those of the UCC;

     (j) owed by an Account Debtor to which the Borrower or any of its Subsidiaries, is indebted in any way, or which is subject to any right of setoff or recoupment by the Account Debtor, unless the Account Debtor has entered into an agreement acceptable to the Agent to waive setoff rights; or if the Account Debtor thereon has disputed liability or made any claim with respect to any other Account due from such Account Debtor; but in each such case only to the extent of such indebtedness, setoff, recoupment, dispute, or claim;

     (k) owed by the government of the United States of America, or any department, agency, public corporation, or other instrumentality thereof, unless the Federal Assignment of Claims Act of 1940, as amended (31 U.S.C.
       3727 et seq.), and any other steps necessary to perfect the Agent's Liens therein, have been complied with to the Agent's satisfaction with respect to such Account;

     (l) owed by any state, municipality, or other political subdivision of the United States of America, or any department, agency, public corporation, or other instrumentality thereof and as to which the Agent determines that its Lien therein is not or cannot be perfected;

     (m) which represents a sale on a bill-and-hold, guaranteed sale, sale and return, sale on approval, consignment, or other repurchase or return basis;

     (n) which is evidenced by a promissory note or other instrument or by chattel paper;

     (o) if the Agent believes, in the exercise of its reasonable judgment, that the prospect of collection of such Account is impaired or that the Account may not be paid by reason of the Account Debtor's financial inability to pay;

     (p) with respect to which the Account Debtor is located in any state requiring the filing of a Notice of Business Activities Report or similar report in order to permit the Borrower to seek judicial enforcement in such State of payment of such Account, unless such Borrower has qualified to do business in such state or has filed a Notice of Business Activities Report or equivalent report for the then current year;

     (q) which arises out of a sale not made in the ordinary course of the Borrower's business;

     (r) with respect to which the delivery of goods giving rise to such Account have not been shipped and delivered to and accepted by the intended recipient;

     (s) owed by an Account Debtor which is obligated to the Borrower respecting Accounts the aggregate unpaid balance of which exceeds fifteen percent (15%), or in the case of Dell, Inc., which exceeds twenty percent (20%) of the aggregate unpaid balance of all Eligible Accounts owed to the Borrower at such time by all of the Borrower's Account Debtors, and in the case of any other Account Debtor, a percentage approved by the Agent, but only to the extent of such excess;

     (t) which is subject to any payments to any interline carrier, but in each case only to the extent of the amount owed to such interline carrier;

     (u) on and after a Default, Event of Default, or during the periods in which Agent has full dominion over the Borrower's accounts pursuant to
     Section 3.10, with respect to which the Agent does not have control of the Payment Accounts;

     (v) which is not subject to a first priority and perfected security interest in favor of the Agent for the benefit of the Lenders; and

     If any Account at any time ceases to be an Eligible Account, then such Account shall promptly be excluded from the calculation of Eligible Accounts, until such time as it again becomes an Eligible Account.

     "Eligible Assignee" means (a) a commercial bank, commercial finance company or other asset based lender, having total assets in excess of $1,000,000,000; (b) any Lender listed on the signature page of this Agreement; (c) any Affiliate of any Lender; and (d) if an Event of Default has occurred and is continuing, any Person reasonably acceptable to the Agent.

     "Eligible Rolling Stock" means Rolling Stock, which the Agent, in its reasonable judgment, in good faith and consistent with its standard lending procedures, determines to be Eligible. Without limiting the discretion of the Agent to establish other criteria of ineligibility, Eligible Rolling Stock shall not, unless the Agent in its sole discretion elects, include any Rolling Stock:

     (a) that is not owned by the Borrower;

     (b) that is not subject to the Agent's Liens, which are perfected as to such Rolling Stock, or that are subject to any other Lien whatsoever;

     (c) that is not in good condition, is unmerchantable,  or does not meet all
     standards  imposed  by  any  Governmental   Authority,   having  regulatory
     authority over such Rolling Stock and their use;

     (d) that is not currently either usable or salable;

     (e) that is obsolete;

     (f) that is located outside the United States of America; or

     (g) that contains or bears any Proprietary Rights licensed to the Borrower by any Person, if the Agent is not satisfied that it may sell or otherwise dispose of such Rolling Stock in accordance with the terms of the Security Agreement and Section 9.2 without infringing the rights of the licensor of such Proprietary Rights or violating any contract with such licensor (and without payment of any royalties other than any royalties due with respect to the sale or disposition of such Rolling Stock pursuant to the existing license agreement), and, as to which the Borrower has not delivered to the Agent a consent or sublicense agreement from such licensor in form and substance acceptable to the Agent if requested.

     If any Rolling Stock at any time ceases to be Eligible Rolling Stock, such Rolling Stock shall promptly be excluded from the calculation of Eligible Rolling Stock, until such time as it again becomes Eligible Rolling Stock.

     "Eligible Unbilled Account" means an Account which would otherwise be an Eligible Account except that it has not been billed by the Borrower and it is less than ten days from the date of the freight bill relating thereto.

     "Environmental Claims" means all claims, however asserted, by any Governmental Authority or other Person alleging potential liability or responsibility for violation of any Environmental Law, or for a Release or injury to the environment.

     "Environmental Compliance Reserve" means any reserve which the Agent establishes in its reasonable discretion after prior written notice to the Borrower from time to time for amounts that are reasonably likely to be expended by the Borrower in order for the Borrower and its operations and property (a) to comply with any notice from a Governmental Authority asserting material non-compliance with Environmental Laws, or (b) to correct any such material non-compliance identified in a report delivered to the Agent and the Lenders pursuant to Section 7.7.

     "Environmental Laws" means all federal, state or local laws, statutes, common law duties, rules, regulations, ordinances and codes, together with all administrative orders, directed duties, licenses, authorizations and permits of, and agreements with, any Governmental Authority, in each case relating to environmental, health, safety and land use matters.

     "Environmental Lien" means a Lien in favor of any Governmental Authority for (a) any liability under Environmental Laws, or (b) damages arising from, or costs incurred by such Governmental Authority in response to, a Release or threatened Release of a Contaminant into the environment.

     "Equipment" means all of the Borrower's now owned and hereafter acquired Rolling Stock, wheels, tires, navigational equipment, satellite units, or tracking units installed on Rolling Stock, or otherwise, machinery, equipment, furniture, furnishings, fixtures, and other tangible personal property (except Inventory), including embedded software, motor vehicles with respect to which a certificate of title has been issued, aircraft, dies, tools, jigs, molds and office equipment, as well as all of such types of property leased by the Borrower and all of the Borrower's rights and interests with respect thereto under such leases (including, without limitation, options to purchase); together with all present and future additions and accessions thereto, replacements therefor, component and auxiliary parts and supplies used or to be used in connection therewith, and all substitutes for any of the foregoing, and all manuals, drawings, instructions, warranties and rights with respect thereto; wherever any of the foregoing is located.

     "ERISA" means the Employee Retirement Income Security Act of 1974, and regulations promulgated thereunder.

     "ERISA Affiliate" means any trade or business (whether or not incorporated) under common control with the Borrower within the meaning of Section 414(b) or (c) of the Code (and Sections 414(m) and (o) of the Code for purposes of provisions relating to Section 412 of the Code).

     "ERISA Event" means (a) a  Reportable Event with respect to a Pension Plan,
     (b) a withdrawal by the Borrower or any ERISA Affiliate from a Pension Plan subject to Section 4063 of ERISA during a plan year in which it was a substantial employer (as defined in Section 4001(a)(2) of ERISA) or a cessation of operations which is treated as such a withdrawal under
     Section 4062(e) of ERISA, (c) a complete or partial withdrawal by the Borrower or any ERISA Affiliate from a Multi-employer Plan or notification that a Multi-employer Plan is in reorganization, (d) the filing of a notice of intent to terminate, the treatment of a Plan amendment as a termination under Section 4041 or 4041A of ERISA, or the commencement of proceedings by the PBGC to terminate a Pension Plan or Multi-employer Plan, (e) the occurrence of an event or condition which might reasonably be expected to constitute grounds under Section 4042 of ERISA for the termination of, or the appointment of a trustee to administer, any Pension Plan or Multi-employer Plan, or (f) the imposition of any liability under Title IV of ERISA, other than for PBGC premiums due but not delinquent under
     Section 4007 of ERISA, upon the Borrower or any ERISA Affiliate.

     "Event of Default" has the meaning specified in Section 9.1.

     "Exchange Act" means the Securities Exchange Act of 1934, and regulations promulgated thereunder.

     "Existing Letters of Credit" means all "Letters of Credit" issued and outstanding under the Original Credit Agreement.

     "FDIC"  means  the  Federal   Deposit   Insurance   Corporation,   and  any
     Governmental Authority succeeding to any of its principal functions.

     "Federal Funds Rate" means, for any day, the rate per annum (rounded upwards, if necessary, to the nearest 1/100 of 1%) equal to the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers on such day, as published by the Federal Reserve Bank of New York on the Business Day next succeeding such day; provided that (a) if such day is not a Business Day, the Federal Funds Rate for such day shall be such rate on such transactions on the next preceding Business Day as so published on the next succeeding Business Day, and (b) if no such rate is so published on such next succeeding Business Day, the Federal Funds Rate for such day shall be the average rate charged to the Bank on such day on such transactions as determined by the Agent.

     "Federal Reserve Board" means the Board of Governors of the Federal Reserve System or any successor thereto.

     "Financial Statements" means, according to the context in which it is used, the financial statements referred to in Sections 5.2 and 6.6 or any other financial statements required to be given to the Lenders pursuant to this Agreement.

     "Fiscal Year" means the Borrower's fiscal year for financial accounting purposes. The current Fiscal Year of the Borrower will end on December 31, 2005.

     "Fixed Assets" means the Equipment and Real Estate of the Borrower.

     "Fixed Charge Coverage Ratio" means, with respect to any fiscal period of Borrower, the ratio of EBITDA to Fixed Charges.

     "Fixed Charges" means, with respect to any fiscal period of the Borrower on a consolidated basis, without duplication, the sum of: (a) Net Unfinanced Capital Expenditures; (b) interest expense to the extent actually paid during such period, (c) principal payments of Debt either scheduled to be made or actually made during such period, and (d) Federal, state, local and foreign income taxes, excluding deferred taxes, to the extent actually paid during such period.

     "Foreign Subsidiary" of any Person means a Subsidiary of such Person that is organized or incorporated under the laws of a jurisdiction other than a jurisdiction of the United States.

     "Funding Date" means the date on which a Borrowing occurs.

     "GAAP" means generally accepted accounting principles and practices set forth from time to time in the opinions and pronouncements of the Accounting Principles Board and the American Institute of Certified Public Accountants and statements and pronouncements of the Financial Accounting Standards Board (or agencies with similar functions of comparable stature and authority within the U.S. accounting profession), which are applicable to the circumstances as of the Closing Date.

     "GE Capital Sale/Leaseback" means the agreement between the Borrower and General Electric Capital Corporation for the sale and leaseback of certain Rolling Stock.

     "General Intangibles" means all of the Borrower's now owned or hereafter acquired general intangibles, choses in action and causes of action and all other intangible personal property of the Borrower of every kind and nature (other than Accounts), including, without limitation, all contract rights, payment intangibles, Proprietary Rights, corporate or other business records, inventions, designs, blueprints, plans, specifications, patents, patent applications, trademarks, service marks, trade names, trade secrets, goodwill, copyrights, computer software, customer lists, registrations, licenses, franchises, tax refund claims, any funds which may become due to the Borrower in connection with the termination of any Plan or other employee benefit plan or any rights thereto and any other amounts payable to the Borrower from any Plan or other employee benefit plan, rights and claims against carriers and shippers, rights to indemnification, business interruption insurance and proceeds thereof, property, casualty or any similar type of insurance and any proceeds thereof, proceeds of insurance covering the lives of key employees on which the Borrower is beneficiary, rights to receive dividends, distributions, cash, Instruments and other property in respect of or in exchange for pledged equity interests or Investment Property and any letter of credit, guarantee, claim, security interest or other security held by or granted to the Borrower.

     "Governmental Authority" means any nation or government, any state or other political subdivision thereof, any central bank (or similar monetary or regulatory authority) thereof, any entity exercising executive, legislative, judicial, regulatory or administrative functions of or pertaining to government, and any corporation or other entity owned or controlled, through stock or capital ownership or otherwise, by any of the foregoing.

     "Guaranty" means, with respect to any Person, all obligations of such Person which in any manner directly or indirectly guarantee or assure, or in effect guarantee or assure, the payment or performance of any indebtedness, dividend or other obligations of any other Person (the "guaranteed obligations"), or assure or in effect assure the holder of the guaranteed obligations against loss in respect thereof, including any such obligations incurred through an agreement, contingent or otherwise: (a) to purchase the guaranteed obligations or any property constituting security therefor; (b) to advance or supply funds for the purchase or payment of the guaranteed obligations or to maintain a working capital or other balance sheet condition; or (c) to lease property or to purchase any debt or equity securities or other property or services.

     "Hedge Agreement" means any and all transactions, agreements or documents now existing or hereafter entered into, which provides for an interest rate, credit, commodity or equity swap, cap, floor, collar, forward foreign exchange transaction, currency swap, cross currency rate swap, currency option, or any combination of, or option with respect to, these or similar transactions, for the purpose of hedging the Borrower's exposure to fluctuations in interest or exchange rates, loan, credit exchange, security or currency valuations or commodity prices.

     "Instruments" means all instruments as such term is defined in the UCC, now owned or hereafter acquired by the Borrower.

     "Interest Period" means, as to any LIBOR Revolving Loan, the period commencing on the Funding Date of such Loan or on the Continuation/Conversion Date on which the Loan is converted into or continued as a LIBOR Revolving Loan, and ending on the date one, two, or three months thereafter as selected by the Borrower in its Notice of Borrowing, in the form attached hereto as Exhibit D, or Notice of Continuation/Conversion, in the form attached hereto as Exhibit E, provided that:

     (a) if any Interest Period would otherwise end on a day that is not a Business Day, that Interest Period shall be extended to the following Business Day unless the result of such extension would be to carry such Interest Period into another calendar month, in which event such Interest Period shall end on the preceding Business Day;

     (b) any Interest Period pertaining to a LIBOR Revolving Loan that begins on the last Business Day of a calendar month (or on a day for which there is no numerically corresponding day in the calendar month at the end of such Interest Period) shall end on the last Business Day of the calendar month at the end of such Interest Period; and

     (c) no Interest Period shall extend beyond the Stated Termination Date.

     "Interest Rate" means each or any of the interest rates, including the Default Rate, set forth in Section 2.1.

     "Inventory" means all of the Borrower's now owned and hereafter acquired inventory, goods and merchandise, wherever located, to be furnished under any contract of service or held for sale or lease, all returned goods, raw materials, work-in-process, finished goods (including embedded software), other materials and supplies of any kind, nature or description which are used or consumed in the Borrower's business or used in connection with the packing, shipping, advertising, selling or finishing of such goods, merchandise, and all documents of title or other Documents representing them.

     "Investment Property" means all of the Borrower's right title and interest in and to any and all: (a) securities whether certificated or uncertificated; (b) securities entitlements; (c) securities accounts; (d) commodity contracts; or (e) commodity accounts.

     "IRS" means the Internal Revenue Service and any Governmental Authority succeeding to any of its principal functions under the Code.

     "Latest Projections" means: (a) on the Closing Date and thereafter until the Agent receives new projections pursuant to Section 5.2(e), the projections of the Borrower s financial condition, results of operations, and cash flows, for the period commencing on January 1, 2005 and ending on December 31, 2006 and delivered to the Agent prior to the Closing Date; and
     (b) thereafter, the projections most recently received by the Agent pursuant to Section 5.2(f).

     "Lender" and "Lenders" have the meanings specified in the introductory paragraph hereof and shall include the Agent to the extent of any Agent Advance outstanding and the Bank to the extent of any Non-Ratable Loan outstanding; provided that no such Agent Advance or Non-Ratable Loan shall be taken into account in determining any Lender's Pro Rata Share.

     "Letter of Credit" has the meaning specified in Section 1.4(a).

     "Letter of Credit Fee" has the meaning specified in Section 2.6.

     "Letter of Credit Issuer" means the Bank, any affiliate of the Bank or any other financial institution that issues any Letter of Credit pursuant to this Agreement.

     "Letter of Credit Subfacility" means $40,000,000.

     "LIBOR Interest Payment Date" means, with respect to a LIBOR Revolving Loan, the first day of each month hereafter, the last day of each Interest Period applicable to such Loan, and the Termination Date.

     "LIBOR Rate" means, for any Interest Period, with respect to LIBOR Revolving Loans, the rate of interest per annum determined pursuant to the following formula:

     LIBOR Rate = Offshore Base Rate
     1.00 - Eurodollar Reserve Percentage
     Where,

     "Offshore Base Rate" means the rate per annum appearing on Telerate Page 3750 (or any successor page) as the London interbank offered rate for deposits in Dollars at approximately 11:00 a.m. (London time) two Business Days prior to the first day of such Interest Period for a term comparable to such Interest Period. If for any reason such rate is not available, the Offshore Base Rate shall be, for any Interest Period, the rate per annum appearing on Reuters Screen LIBO Page as the London interbank offered rate for deposits in Dollars at approximately 11:00 a.m. (London time) two Business Days prior to the first day of such Interest Period for a term comparable to such Interest Period; provided, however, if more than one rate is specified on Reuters Screen LIBO Page, the applicable rate shall be the arithmetic mean of all such rates. If for any reason none of the foregoing rates is available, the Offshore Base Rate shall be, for any Interest Period, the rate per annum determined by Agent as the rate of interest at which dollar deposits in the approximate amount of the LIBOR Revolving Loan comprising part of such Borrowing would be offered by the Bank's London Branch to major banks in the offshore dollar market at their request at or about 11:00 a.m. (London time) two Business Days prior to the first day of such Interest Period for a term comparable to such Interest Period.

     "Eurodollar Reserve Percentage" means, for any day during any Interest Period, the reserve percentage (expressed as a decimal, rounded upward to the next 1/8th of 1%) in effect on such day applicable to member banks under regulations issued from time to time by the Federal Reserve Board for determining the maximum reserve requirement (including any emergency, supplemental or other marginal reserve requirement) with respect to Eurocurrency funding (currently referred to as "Eurocurrency liabilities"). The Offshore Rate for each outstanding LIBOR Revolving Loan shall be adjusted automatically as of the effective date of any change in the Eurodollar Reserve Percentage.

     "LIBOR Revolving Loan" means a Revolving Loan during any period in which it bears interest based on the LIBOR Rate.

     "Lien" means: (a) any interest in property securing an obligation owed to, or a claim by, a Person other than the owner of the property, whether such interest is based on the common law, statute, or contract, and including a security interest, charge, claim, or lien arising from a mortgage, deed of trust, encumbrance, pledge, hypothecation, assignment, deposit arrangement, agreement, security agreement, conditional sale or trust receipt or a lease, consignment or bailment for security purposes; (b) to the extent not included under clause (a), any reservation, exception, encroachment, easement, right-of-way, covenant, condition, restriction, lease or other title exception or encumbrance affecting property; and (c) any contingent or other agreement to provide any of the foregoing.

     "Loan Account" means the loan account of the Borrower, which account shall be maintained by the Agent.

     "Loan Documents" means this Agreement, the Trademark Security Agreement, the Security Agreement, the Parent Pledge Agreement, the Parent Guaranty, the Mortgages, and any other agreements, instruments, and documents heretofore, now or hereafter evidencing, securing, guaranteeing or otherwise relating to the Obligations, the Collateral, or any other aspect of the transactions contemplated by this Agreement.

     "Loans"  means,  collectively,  all  loans  and  advances  provided  for in
     Article 1.

     "Lockbox Account" means a depository account established pursuant to one of the Lockbox Agreements.

     "Lockbox Agreement" means those certain lockbox operating procedural agreements and those certain depository account agreements, in form and substance satisfactory to Agent each of which is among Borrower, Agent, and a Lockbox Bank.

     "Lockbox Bank" means Bank of America, N.A, or any other financial institution mutually acceptable to Borrower and Agent.

     "Majority Lenders" means at any date of determination Lenders whose Pro Rata Shares aggregate more than 50%.

     "Margin Stock" means "margin stock" as such term is defined in Regulation T, U or X of the Federal Reserve Board.

     "Material Adverse Effect" means (a) a material adverse change in, or a material adverse effect upon, the operations, business, properties, or condition (financial or otherwise) of the Borrower, the Collateral or any guarantor of the Obligations; (b) a material impairment of the ability of the Borrower or any Affiliate of Borrower to perform under any Loan Document to which it is a party; or (c) a material adverse effect upon the legality, validity, binding effect or enforceability against the Borrower of any Loan Document to which it is a party.

     "Maximum Revolver Amount" means $70,000,000.

     "Maximum Rolling Stock Loan Amount" means $30,000,000.

     "Multi-employer   Plan"  means  a  "multi-employer   plan"  as  defined  in
     Section 4001(a)(3) of ERISA which is or was at any time during the current year or the immediately preceding six (6) years contributed to by the Borrower or any ERISA Affiliate.

     "Net Amount of Eligible Accounts" means, at any time, the gross amount of Eligible Accounts less sales, excise or similar taxes, and less returns, discounts, claims, credits, allowances, accrued rebates, offsets, deductions, counterclaims, disputes and other defenses of any nature at any time issued, owing, granted, outstanding, available or claimed.

     "Net Orderly Liquidation Value" shall mean (a) the "net orderly liquidation value" determined by a valuation company acceptable to the Agent after performance of a Rolling Stock valuation to be done at the Agent's request and the Borrower's expense, less the amount estimated by such valuation company for marshalling, reconditioning, carrying, and sales expenses designed to maximize the resale value of such Rolling Stock and assuming that the time required to dispose of such Rolling Stock is six (6) months; or (b) if no such Rolling Stock valuation has been requested by the Agent, the value customarily attributed to Rolling Stock in the appraisal industry for Rolling Stock of similar quality and quantity, and similarly dispersed (under similar and relevant circumstances under standard asset-based lending procedures), at the time of the valuation, less the amount customarily estimated in the appraisal industry at the time of any determination for marshalling, recondition, carrying, and sales expenses designed to maximize the resale value of such Rolling Stock and assuming that the time required to dispose of such Rolling Stock is six (6) months.

     "Net Proceeds" has the meaning specified in Section 3.4(b).

     "Net  Unfinanced  Capital  Expenditures"  for any period  means the sum of:
     (a) Capital Expenditures made during such period, less (b) the net cash proceeds received by Borrower during such period from the sale, lease or other disposition of any capital assets, less (c) cash proceeds received by Borrower during such period from any financed purchase of any capital assets.

     "Non-Ratable  Loan" and "Non-Ratable  Loans" have the meanings specified in
     Section 1.2(h).

     "Notes" means Revolving Loan Notes.

     "Notice of Borrowing" has the meaning specified in Section 1.2(b).

     "Notice  of   Continuation/Conversion"   has  the  meaning   specified   in
     Section 2.2(b).

     "Obligations" means all present and future loans, advances, liabilities, obligations, covenants, duties, and debts owing by the Borrower to the Agent and/or any Lender, arising under or pursuant to this Agreement or any of the other Loan Documents, whether or not evidenced by any note, or other instrument or document, whether arising from an extension of credit, opening of a letter of credit, acceptance, loan, guaranty, indemnification or otherwise, whether direct or indirect, absolute or contingent, due or to become due, primary or secondary, as principal or guarantor, and including all principal, interest, charges, expenses, fees, attorneys' fees, filing fees and any other sums chargeable to the Borrower hereunder or under any of the other Loan Documents. "Obligations" includes, without limitation,
     (a) all debts, liabilities, and obligations now or hereafter arising from or in connection with the Letters of Credit and (b) all debts, liabilities and obligations now or hereafter arising from or in connection with Bank Products.

     "Other Taxes" means any present or future stamp or documentary taxes or any other excise or property taxes, charges or similar levies which arise from any payment made hereunder or from the execution, delivery or registration of, or otherwise with respect to, this Agreement or any other Loan Documents.

     "Parent" means Central Freight Lines, Inc., a Nevada corporation.

     "Parent Guaranty" means that certain Guaranty of the Obligations executed by the Parent for the benefit of the Agent and the other Lenders.

     "Parent Pledge Agreement" means that certain Pledge Agreement executed by the Parent for the benefit of the Agent and the other Lenders.

     "Participant" means any Person who shall have been granted the right by any Lender to participate in the financing provided by such Lender under this Agreement, and who shall have entered into a participation agreement in form and substance satisfactory to such Lender.

     "Payment Account" means each bank account established pursuant to the Security Agreement, to which the proceeds of Accounts and other Collateral are deposited or credited, and which is maintained in the name of the Agent or the Borrower, as the Agent may determine, on terms acceptable to the Agent.

     "PBGC" means the Pension Benefit Guaranty Corporation or any Governmental Authority succeeding to the functions thereof.

     "Pending Revolving Loans" means, at any time, the aggregate principal amount of all Revolving Loans requested in any Notice of Borrowing received by the Agent which have not yet been advanced.

     "Pension Plan" means a pension plan (as defined in Section 3(2) of ERISA) subject to Title IV of ERISA which the Borrower sponsors, maintains, or to which it makes, is making, or is obligated to make contributions, or in the case of a Multi-employer Plan has made contributions at any time during the immediately preceding five (5) plan years.

     "Permitted Liens" means:

     (a) Liens for taxes not delinquent or statutory Liens for taxes in an amount not to exceed $100,000 provided that the payment of such taxes which are due and payable is being contested in good faith and by appropriate proceedings diligently pursued and as to which adequate financial reserves have been established on Borrower's books and records and a stay of enforcement of any such Lien is in effect;

     (b) the Agent's Liens;

     (c) Liens consisting of deposits made in the ordinary course of business in connection with, or to secure payment of, obligations under worker's compensation, unemployment insurance, social security and other similar laws, or to secure the performance of bids, tenders or contracts (other than for the repayment of Debt) or to secure indemnity, performance or other similar bonds for the performance of bids, tenders or contracts (other than for the repayment of Debt) or to secure statutory obligations (other than liens arising under ERISA or Environmental Liens) or surety or appeal bonds, or to secure indemnity, performance or other similar bonds;

     (d) Liens securing the claims or demands of materialmen, mechanics, carriers, warehousemen, landlords and other like Persons, provided that if any such Lien arises from the nonpayment of such claims or demand when due, such claims or demands do not exceed $100,000 in the aggregate;

     (e) Liens constituting encumbrances in the nature of reservations, exceptions, encroachments, easements, rights of way, covenants running with the land, and other similar title exceptions or encumbrances affecting any Real Estate; provided that they do not in the aggregate materially detract from the value of the Real Estate or materially interfere with its use in the ordinary conduct of the Borrower's business;

     (f) Liens on Rolling Stock or other Equipment created under Capitalized Leases which attach only to the Rolling Stock or other Equipment subject to the Capital Lease Liens and Liens on Rolling Stock or other Equipment to secure purchase money security interests therein so long as such Liens solely secure the purchase price of such Rolling Stock or other Equipment, and such Debt does not exceed the purchase price of such Rolling Stock or other Equipment; and

     (g) Liens arising from judgments and attachments in connection with court proceedings provided that the attachment or enforcement of such Liens would not result in an Event of Default hereunder and such Liens are being contested in good faith by appropriate proceedings, adequate reserves have been set aside and no material Property is subject to a material risk of loss or forfeiture and the claims in respect of such Liens are fully covered by insurance (subject to ordinary and customary deductibles) and a stay of execution pending appeal or proceeding for review is in effect.

     "Person" means any individual, sole proprietorship, partnership, limited liability company, joint venture, trust, unincorporated organization, association, corporation, Governmental Authority, or any other entity.

     "Plan" means an employee benefit plan (as defined in Section 3(3) of ERISA) which the Borrower sponsors or maintains or to which the Borrower makes, is making, or is obligated to make contributions and includes any Pension Plan.

     "Pro Rata Share" means, with respect to a Lender, a fraction (expressed as a percentage), the numerator of which is the amount of such Lender's Commitment and the denominator of which is the sum of the amounts of all of the Lenders' Commitments, or if no Commitments are outstanding, a fraction (expressed as a percentage), the numerator of which is the amount of Obligations owed to such Lender and the denominator of which is the aggregate amount of the Obligations owed to the Lenders, in each case giving effect to a Lender's participation in Non-Ratable Loans and Agent Advances.

     "Proprietary Rights" means all of the Borrower's now owned and hereafter arising or acquired: licenses, franchises, permits, patents, patent rights, copyrights, works which are the subject matter of copyrights, trademarks, service marks, trade names, trade styles, patent, trademark and service mark applications, and all licenses and rights related to any of the foregoing, including those patents, trademarks, service marks, trade names and copyrights set forth on Schedule 6.12 hereto, and all other rights under any of the foregoing, all extensions, renewals, reissues, divisions, continuations, and continuations-in-part of any of the foregoing, and all rights to sue for past, present and future infringement of any of the foregoing.

     "Real Estate" means all of the Borrower's now or hereafter owned or leased estates in real property, including, without limitation, all fees, leaseholds and future interests, together with all of the Borrower's now or hereafter owned or leased interests in the improvements thereon, the fixtures attached thereto and the easements appurtenant thereto.

     "Registered Public Accounting Firm" has the meaning specified in the Securities Laws and shall be independent of the Borrower and the Parent as prescribed by the Securities Laws. Registered Public Accountants shall mean the accountants in such Registered Public Accounting Firm.

     "Release" means a release, spill, emission, leaking, pumping, injection, deposit, disposal, discharge, dispersal, leaching or migration of a Contaminant into the indoor or outdoor environment or into or out of any Real Estate or other property, including the movement of Contaminants through or in the air, soil, surface water, groundwater or Real Estate or other property.

     "Reportable Event" means, any of the events set forth in Section 4043(b) of ERISA or the regulations thereunder, other than any such event for which the 30-day notice requirement under ERISA has been waived in regulations issued by the PBGC.

     "Required Lenders" means at any time at least two Lenders (or in the case where there is only one Lender, such Lender) whose Pro Rata Shares aggregate more than 66-2/3%.

     "Requirement of Law" means, as to any Person, any law (statutory or common), treaty, rule or regulation or determination of an arbitrator or of a Governmental Authority, in each case applicable to or binding upon the Person or any of its property or to which the Person or any of its property is subject.

     "Reserves" means reserves that limit the availability of credit hereunder, consisting of reserves against Availability, Eligible Accounts or Eligible Rolling Stock, established by Agent from time to time in Agent's reasonable credit judgment. Without limiting the generality of the foregoing, the following reserves shall be deemed to be a reasonable exercise of Agent's credit judgment: (a) Bank Product Reserves, (b) a reserve for accrued, unpaid interest on the Obligations, (c) reserves for rent at leased locations subject to statutory or contractual landlord liens,
     (d) Environmental    Compliance    Reserves,     (e) insurance    reserves,
     (f) dilution, (g) litigation reserves, and (h) reserves for amounts due to any Person with whom the Borrower has a transportation alliance.

     "Responsible Officer" means the chief executive officer, the president, or any executive vice president, senior vice president, or vice president-finance of the Borrower, or any other officer having substantially the same authority and responsibility; or, with respect to compliance with financial covenants and the preparation of the Borrowing Base Certificate, the chief financial officer or the treasurer of the Borrower, or any other officer having substantially the same authority and responsibility.

     "Restricted Investment" means, as to the Borrower, any acquisition of property by the Borrower in exchange for cash or other property, whether in the form of an acquisition of stock, debt, or other indebtedness or obligation, or the purchase or acquisition of any other property, or a loan, advance, capital contribution, or subscription, except the following:
     (a) acquisitions of Equipment to be used in the business of the Borrower so long as the acquisition costs thereof constitute Capital Expenditures permitted hereunder; (b) acquisitions of Rolling Stock in the ordinary course of business of the Borrower; (c) acquisitions of current assets acquired in the ordinary course of business of the Borrower; (d) direct obligations of the United States of America, or any agency thereof, or obligations guaranteed by the United States of America, provided that such obligations mature within one year from the date of acquisition thereof;
     (e) acquisitions of certificates of deposit maturing within one year from the date of acquisition, bankers' acceptances, Eurodollar bank deposits, or overnight bank deposits, in each case issued by, created by, or with a bank or trust company organized under the laws of the United States of America or any state thereof having capital and surplus aggregating at least $100,000,000; (f) acquisitions of commercial paper given a rating of "A2" or better by Standard & Poor's Corporation or "P2" or better by Moody's Investors Service, Inc. and maturing not more than 90 days from the date of creation thereof; (g) Hedge Agreements; (h) investments made in connection with Acquisitions permitted by Section 7.28; (i) investments constituting Debt permitted by Section 7.13; (j) investments in securities of Account Debtors received pursuant to any plan or reorganization or similar arrangement upon the bankruptcy or insolvency of such Account Debtors, so long as Agent has a valid, perfect first priority lien therein; and
     (k) loans or advances to employees, officers, or directors of the Borrower or the Parent in the ordinary course of business for travel, relocation, entertainment and related expenses not to exceed $50,000 at any time.

     "Revolving Loan Note" and "Revolving Loan Notes" have the meanings specified in Section 1.2(a)(ii).

     "Revolving Loans" has the meaning specified in Section 1.2 and includes each Agent Advance and Non-Ratable Loan.

     "Rolling Stock" means any interest in any tractor, trailer, or other vehicle now or hereafter owned by the Borrower.

     "Rolling Stock Capital Expenditure" means any Capital Expenditure made with respect to Rolling Stock.

     "Sarbanes-Oxley" means the Sarbanes-Oxley Act of 2002.

     "SEC" means the Securities and Exchange Commission or any Governmental Authority succeeding to the functions thereof.

     "Securities Laws" means the Securities Act of 1933, the Securities Exchange Act of 1934, Sarbanes-Oxley and the applicable accounting and auditing principles, rules, standards and practices promulgated, approved or incorporated by the SEC or the Public Company Accounting Oversight Board, as each of the foregoing may be amended and in effect on any applicable date hereunder.

     "Security Agreement" means the Security Agreement dated as of January 31, 2005 between Borrower and Agent for the benefit of Agent and other Lenders, as ratified and confirmed hereby.

     "Settlement"  and  "Settlement   Date"  have  the  meanings   specified  in
     Section 12.15(a)(ii).

     "Solvent" means, when used with respect to any Person, that at the time of determination:

     (a) the assets of such Person, at a fair valuation, are in excess of the total amount of its debts (including contingent liabilities); and

     (b) the present fair saleable value of its assets is greater than its probable liability on its existing debts as such debts become absolute and matured; and

     (c) it is then able and expects to be able to pay its debts (including contingent debts and other commitments) as they mature; and

     (d) it has capital sufficient to carry on its business as conducted and as proposed to be conducted.

     For purposes of determining whether a Person is Solvent, the amount of any contingent liability shall be computed as the amount that, in light of all the facts and circumstances existing at such time, represents the amount that can reasonably be expected to become an actual or matured liability.

     Southwest Sale/Leaseback means the agreement between the Borrower and Southwest Premier Properties, L.L.C. for the sale and leaseback of the land, structures, and improvements of certain of the Borrower's terminals.

     "Stated Termination Date" means January 31, 2009.

     "Subsidiary" of a Person means any corporation, association, partnership, limited liability company, joint venture or other business entity of which more than fifty percent (50%) of the voting stock or other equity interests (in the case of Persons other than corporations), is owned or controlled directly or indirectly by the Person, or one or more of the Subsidiaries of the Person, or a combination thereof. Unless the context otherwise clearly requires, references herein to a "Subsidiary" refer to a Subsidiary of the Borrower.

     "Supporting Obligations" means all supporting obligations as such term is defined in the UCC.

     "Taxes" means any and all present or future taxes, levies, imposts, deductions, charges or withholdings, and all liabilities with respect thereto, excluding, in the case of each Lender and the Agent, such taxes (including income taxes or franchise taxes) as are imposed on or measured by the Agent's or each Lender's net income in any jurisdiction (whether federal, state or local and including any political subdivision thereof).

     "Termination Date" means the earliest to occur of (i) the Stated Termination Date, (ii) the date the Total Facility is terminated either by the Borrower pursuant to Section 3.2 or by the Required Lenders pursuant to
     Section 9.2, and (iii) the date this Agreement is otherwise terminated for any reason whatsoever pursuant to the terms of this Agreement.

     "Total Facility" has the meaning specified in Section 1.1.

     "Trademark Agreements" means the Trademark Security Agreement, dated as of January 31, 2005, as ratified and confirmed hereby, executed and delivered by the Borrower to the Agent to evidence and perfect the Agent's security interest in the Borrower's present and future patents, trademarks, and related licenses and rights, for the benefit of the Agent and the Lenders.

     "UCC" means the Uniform Commercial Code, as in effect from time to time, of the State of Texas or of any other state the laws of which are required as a result thereof to be applied in connection with the issue of perfection of security interests.

     "Unfunded Pension Liability" means the excess of a Plan's benefit liabilities under Section 4001(a)(16) of ERISA, over the current value of that Plan's assets, determined in accordance with the assumptions used for funding the Pension Plan pursuant to Section 412 of the Code for the applicable plan year.

     "Unused Letter of Credit Subfacility" means an amount equal to $40,000,000 minus the sum of (a) the aggregate undrawn amount of all outstanding Letters of Credit plus, without duplication, (b) the aggregate unpaid reimbursement obligations with respect to all Letters of Credit.

     "Unused Line Fee" has the meaning specified in Section 2.5.

     "Voting Stock" of any Person as of any date means the capital stock of such Person that is at the time entitled to vote in the election of the board of directors of such Person.

     Accounting Terms.  Any  accounting  term used in the Agreement  shall have, unless otherwise specifically provided herein, the meaning customarily given in accordance with GAAP, and all financial computations in the Agreement shall be computed, unless otherwise specifically provided therein, in accordance with GAAP as consistently applied and using the same method for valuations as used in the preparation of the Financial Statements.

     Interpretive Provisions. (a) The meanings of defined terms are equally applicable to the singular and plural forms of the defined terms.

     (b) The words "hereof," "herein," "hereunder" and similar words refer to the Agreement as a whole and not to any particular provision of the Agreement; and Subsection, Section, Schedule and Exhibit references are to the Agreement unless otherwise specified.

     (c) (i) The term "documents" includes any and all instruments, documents, agreements, certificates, indentures, notices and other writings, however evidenced.

     (ii) The term "including" is not limiting and means "including without limitation."

     (iii) In the computation of periods of time from a specified date to a later specified date, the word "from" means "from and including," the words "to" and "until" each mean "to but excluding" and the word "through" means "to and including."



                                    Page 73

     (iv) The word "or" is not exclusive.

     (d) Unless otherwise expressly provided herein, (i) references to agreements (including the Agreement) and other contractual instruments shall be deemed to include all subsequent amendments and other modifications thereto, but only to the extent such amendments and other modifications are not prohibited by the terms of any Loan Document, and
     (ii) references to any statute or regulation are to be construed as including all statutory and regulatory provisions consolidating, amending, replacing, supplementing or interpreting the statute or regulation.

     (e) The captions and headings of the Agreement and other Loan Documents are for convenience of reference only and shall not affect the interpretation of the Agreement.

     (f) The Agreement and other Loan Documents may use several different limitations, tests or measurements to regulate the same or similar matters. All such limitations, tests and measurements are cumulative and shall each be performed in accordance with their terms.

     (g) For purposes of Section 9.1, a breach of a financial covenant contained in Sections 7.22-7.26 shall be deemed to have occurred as of any date of determination thereof by the Agent or as of the last day of any specified measuring period, regardless of when the Financial Statements reflecting such breach are delivered to the Agent.

     (h) The Agreement and the other Loan Documents are the result of negotiations among and have been reviewed by counsel to the Agent, the Borrower and the other parties, and are the products of all parties. Accordingly, they shall not be construed against the Lenders or the Agent merely because of the Agent's or Lenders' involvement in their preparation.

                                 EXHIBIT 10.27



        FIRST AMENDMENT TO AMENDED AND RESTATED CREDIT AGREEMENT


This FIRST AMENDMENT TO AMENDED AND RESTATED CREDIT AGREEMENT (this "Amendment") is entered into as of May 12, 2005, among CENTRAL FREIGHT LINES, INC., a Texas corporation ("Borrower"), Required Lenders under the Credit Agreement, BANK OF AMERICA, N.A., in its capacity as Agent for Lenders under the Credit Agreement (the "Agent"), and the Parent under the Credit Agreement (hereinafter defined). Reference is made to the Amended and Restated Credit Agreement, dated as of March 24, 2005 (as amended, modified, and supplemented, the "Credit Agreement"), among the Borrower, the Agent, and Lenders party thereto. Unless otherwise defined in this Amendment, capitalized terms used herein shall have the meanings set forth in the Credit Agreement; all Section references herein are to Sections in the Credit Agreement; and all Paragraph references herein are to Paragraphs in this Amendment.

                                    RECITALS

A. Borrower has requested that Required Lenders amend certain provisions of the Credit Agreement.

B. Subject to the terms and conditions of this Amendment, Required Lenders are willing to agree to such amendments and waivers.

Accordingly, for adequate and sufficient consideration, the parties hereto agree, as follows:

Paragraph 1. Amendments. By execution of this Amendment, the Credit Agreement is hereby amended as follows:

1.1 The reference in Section 1.1 of the Credit Agreement to "$70,000,000" shall be amended to refer to "$60,000,000."

1.2 Section 1.2(a) of the Credit Agreement shall be amended by adding to the end thereof the following new subsection (iii):

"Borrower may from time to time request any one or more Lenders to increase their respective Commitments or request other financial institutions first approved by Agent to agree to a Commitment, so that the total Commitments may be increased to $70,000,000. That increase must be effected by an amendment that is executed in accordance with Section 11.1 (except, for this Section 1.2(a) only, the requirement of unanimous consent will not be required) by Borrower, Parent, Agent, and the one or more Lenders who have agreed to increase their Commitments or by new Lenders who have agreed to new Commitments in accordance with
Section 11.1, except as set forth above. In the event the total Commitments are increased, Borrower shall execute and deliver to each Lender extending such additional Commitment a Revolving Loan Note in the stated amount of its new or increased Commitment. No Lender is obligated to increase its Commitment under any circumstances, and no Lender's Commitment may be increased except by its execution of an amendment to this Agreement in accordance with Section 11.1, except as set forth above. Each new Lender providing such additional Commitment shall be a "Lender" hereunder, entitled to the rights and benefits, and subject to the duties, of a Lender under the Loan Documents. In such case, each Lender's Pro Rata Share shall be recalculated to reflect the new proportionate share of the revised total Commitments and the Lender responsible for the additional Commitments (the "purchasing Lender") shall, immediately upon receiving notice from Agent, pay to each Lender an amount equal to its Pro Rata Share of the Revolving Loans (and any funded participations by Lenders under the Letter of Credit Subfacility) outstanding as of such date. All such payments with respect to the Revolving Loans shall reduce the outstanding principal balance of the Revolving Note of each Lender receiving such payments and shall represent
Revolving Loans to Borrower under the purchasing Lender's Revolving Loan Note; all such payments with respect to funded participations under the Letter of Credit Subfacility shall reduce the applicable participation of each Lender receiving such payment and shall represent the purchase by the purchasing Lender of a participation under the Letter of Credit Subfacility. The purchasing Lender shall be entitled to share ratably in interest accruing on the balances purchased, at the rates provided herein for such balances, from and after the date of purchase. All new Revolving Loans occurring after an increase of the total Commitments shall be funded in accordance with the Lender's revised Pro Rata Share."

1.3 Section 2.3 is amended by adding the following sentence to the end thereof:

"Agent hereby notifies and discloses to Borrower that, for purposes of Tex. Rev. Civ. Stat. Ann. Article 5069-1D.001 (codified in the Texas Finance Code 303.001) as it may from time to time be amended, the "applicable ceiling" shall be the "weekly ceiling" from time to time in effect as limited by Article 5069-1D.009 (codified in the Texas Finance Code 303.009); provided, however, that to the extent permitted by applicable law, Agent reserves the right to change the "applicable ceiling" from time to time by further notice and disclosure to Borrower."

1.4      Section 7.4(b)  is amended in its entirety to read as follows:

"(b) The Borrower shall permit representatives and independent contractors of the Agent (at the expense of the Borrower) to visit and inspect any of its properties, to examine its corporate, financial and operating records, and make copies thereof or abstracts therefrom and to discuss its affairs, finances and accounts with its directors, officers and independent public accountants, at any time during normal business hours and without advance notice."

1.5      Section 7.23 is amended in its entirety to read as follows:

"(a) At all times from the earlier of: (i) delivery by the Borrower to the Agent of the June, 2005 financial statements in compliance with Section 5.2(c), and
(ii) August 15, 2005, until the earlier of: (i) delivery by the Borrower to the Agent of the May, 2006 financial statements in compliance with Section 5.2(c), and (ii) June 30, 2006, as of the last day of each fiscal month of the Borrower set forth below, the fiscal year-to-date (fiscal year-to-date in fiscal year 2005 shall mean fiscal year-to-date, and with respect to each month in fiscal year 2006, shall mean the immediately preceding twelve fiscal months) Adjusted EBITDA of Parent and its Subsidiaries shall not be less than the amount set forth opposite each date.


------------------------------------------------------------ ---------------------------------------------------------
                    Fiscal Month Ending                                Minimum Year-to-Date Adjusted EBITDA
------------------------------------------------------------ ---------------------------------------------------------
------------------------------------------------------------ ---------------------------------------------------------
                        June, 2005                                                ($1,000,000)
------------------------------------------------------------ ---------------------------------------------------------
------------------------------------------------------------ ---------------------------------------------------------
                        July, 2005                                                   $350,000
------------------------------------------------------------ ---------------------------------------------------------
------------------------------------------------------------ ---------------------------------------------------------
                       August, 2005                                                $2,727,000
------------------------------------------------------------ ---------------------------------------------------------
------------------------------------------------------------ ---------------------------------------------------------
                      September, 2005                                              $5,179,000
------------------------------------------------------------ ---------------------------------------------------------
------------------------------------------------------------ ---------------------------------------------------------
                       October, 2005                                               $7,249,000
------------------------------------------------------------ ---------------------------------------------------------
------------------------------------------------------------ ---------------------------------------------------------
                      November, 2005                                               $8,503,000
------------------------------------------------------------ ---------------------------------------------------------
------------------------------------------------------------ ---------------------------------------------------------
                      December, 2005                                              $10,254,000
------------------------------------------------------------ ---------------------------------------------------------
------------------------------------------------------------ ---------------------------------------------------------
                       January, 2006                                              $13,103,000
------------------------------------------------------------ ---------------------------------------------------------
------------------------------------------------------------ ---------------------------------------------------------
                      February, 2006                                              $14,973,000
------------------------------------------------------------ ---------------------------------------------------------
------------------------------------------------------------ ---------------------------------------------------------
                        March, 2006                                               $15,726,000
------------------------------------------------------------ ---------------------------------------------------------
------------------------------------------------------------ ---------------------------------------------------------
                        April, 2006                                               $18,758,000
------------------------------------------------------------ ---------------------------------------------------------
------------------------------------------------------------ ---------------------------------------------------------
                         May, 2006                                                $20,740,000
------------------------------------------------------------ ---------------------------------------------------------



(b) Commencing on and after the earlier of: (i) August 15, 2006, and (ii) the delivery of the June, 2006 quarterly financial statements in compliance with
Section 5.2(b), on any day Availability is less than $15,000,000, the Borrower will maintain a Fixed Charge Coverage Ratio for each period of four consecutive fiscal quarters ended on the last day of each fiscal quarter of not less than
1.0 to 1.0.

(c) Notwithstanding anything set forth above to the contrary, Borrower shall not be required to comply with either covenant set forth in (a) or (b) above if Availability (plus any amount deducted from Availability pursuant to clause (d) of the definition of Availability; "Adjusted Availability") has exceeded $15,000,000 on each day beginning July 15, 2005. Further, notwithstanding anything set forth above to the contrary, if Adjusted Availability is less than or equal to $15,000,000 on any day on or after July 15, 2005, Borrower shall not be required to comply with either covenant set forth in (a) or (b) above if
(i) Adjusted Availability thereafter exceeds $15,000,000 for at least 60 consecutive days, and (ii) Adjusted Availability is not again less than $15,000,000 on any day following such 60-day period.

(d) For purposes of this Section 7.23, on any date that compliance hereunder is required with respect to Borrower's Adjusted EBITDA or Fixed Charge Coverage Ratio, compliance shall commence on such date with reference to the most recently reported monthly or quarterly financial information, as the case may be."

1.6      Section 9.1(a) shall be amended in its entirety to read as follows:

"(a) any failure by the Borrower to pay the principal of or interest or premium on any of the Obligations or any fee, including without limitation, any fee payable pursuant to the Fee Letter dated May 12, 2005, among Borrower, Parent, Agent, and Lenders, or other amount owing hereunder when due, whether upon demand or otherwise;"

1.7 A definition of "Adjusted EBITDA" shall be added to Annex A to the Credit Agreement, immediately following the definition of "Acquisition" to read as follows:

""Adjusted EBITDA" means for any period the sum of: (i) EBITDA, plus (ii) the amount of fees paid by Borrower during such period pursuant to the Fee Letter dated as of May 12, 2005 among Borrower, Parent, Agent, and the Lenders, as amended from time to time."

1.8 The definition of "Applicable Margin" set forth in Annex A to the Credit Agreement shall be amended by adding the following sentence to the end thereof:

"Notwithstanding the foregoing, if on any day of any month, Availability is less than $10,000,000, the otherwise Applicable Margin shall be increased by 2.0% per annum during such month."

1.9 The definition of "Availability" set forth in Annex A to the Credit Agreement shall be amended in its entirety to read as follows:

""Availability" means, at any time (a) the lesser of (i) the Maximum Revolver Amount or (ii) the Borrowing Base, minus (b) Reserves other than Reserves deducted in the calculation of the Borrowing Base, minus (c) in each case, the Aggregate Revolver Outstandings, minus (d) $5,000,000, until Borrower has closed one or more sales, financings, or sale/leaseback transactions with respect to Borrower's real property with aggregate proceeds of sales or sale/leasebacks and principal amount of financings to Borrower in excess of $15,000,000.

1.10 The definition of Maximum Revolver Amount shall be amended in its entirety to read as follows:

""Maximum  Revolver Amount" means  $60,000,000,  subject to increase pursuant to
Section 1.2(a)(iii) of this Agreement."

1.11 Schedule 1.2 to the Credit  Agreement  shall be amended to read as Schedule
1.2 attached hereto.

1.12 The references to "$70,000,000" in Exhibit B to the Credit Agreement shall be amended to refer to "$60,000,000."

Paragraph 2.      Conditions.

(a) Notwithstanding any contrary provision, this Amendment is not effective until the date (the "Effective Date") upon which (i) the representations and warranties in this Amendment are true and correct; (ii) after giving effect to this Amendment, no Default or Event of Default has occurred and is continuing under the Credit Agreement; (iii) the Agent has received counterparts of this Amendment executed by Borrower, Parent, and Required Lenders; and (iii) Borrower has paid all attorney fees of the Agent incurred in connection with the Loan Documents, including any outstanding attorney's fees of the Agent on the date hereof.

(b) Borrower shall have executed and delivered to each Lender a renewal and replacement Note in the amount of such Lender's Commitment, as amended hereby.

(c) Borrower shall have paid to Agent for the benefit of Lender an amendment fee as set forth in the Fee Letter dated the date hereof among Borrower, Parent, Agent and Lenders, in immediately available funds.

(d) Borrower and Parent shall deliver to Agent such other agreements, documents, instruments, opinions, certificates, and evidences as the Agent or Required Lenders may reasonably request.

Paragraph 3. Acknowledgment and Ratification. As a material inducement to the Agent and Lenders to execute and deliver this Amendment, Borrower and Parent
(a) consent to the agreements in this Amendment and (b) agree and acknowledge that the execution, delivery, and performance of this Amendment shall in no way release, diminish, impair, reduce, or otherwise affect the respective obligations of Borrower or Parent under their respective Loan Documents, which Loan Documents shall remain in full force and effect, and all Liens, guaranties, and rights thereunder are hereby ratified and confirmed and shall secure the Obligations.

Paragraph 4. Pro Rata Share.  Effective on the date  hereof,  each  Lender's Pro
Rata Share shall be recalculated to reflect the new proportionate share of the revised total Commitments and the Lender responsible for the additional Commitments (the "purchasing Lender") shall, immediately upon receiving notice from Agent, pay to each Lender an amount equal to its Pro Rata Share of the Revolving Loans (and any funded participations by Lenders under the Letter of Credit Subfacility) outstanding as of such date. All such payments with respect to the Revolving Loans shall reduce the outstanding principal balance of the Revolving Loan Note of each Lender receiving such payments and shall represent Revolving Loans to Borrower under the purchasing Lender's Revolving Loan Note; all such payments with respect to funded participations under the Letter of Credit Subfacility shall reduce the applicable participation of each Lender receiving such payment and shall represent the purchase by the purchasing Lender of a participation under the Letter of Credit Subfacility. The purchasing Lender shall be entitled to share ratably in interest accruing on the balances purchased, at the rates provided herein for such balances, from and after the date of purchase. All new Revolving Loans occurring after an increase of the total Commitments shall be funded in accordance with the Lender's revised Pro Rata Share.

Paragraph 5. Representations. As a material inducement to Lenders to execute and deliver this Amendment, Borrower and Parent represent and warrant to Lenders (with the knowledge and intent that Lenders are relying upon the same in entering into this Amendment) that as of each Effective Date and as of the date of execution of this Amendment, (a) all representations and warranties in the Loan Documents are true and correct in all material respects as though made on the date hereof, except to the extent that (i) any of them speaks to a different specific date or (ii) the facts on which any of them were based have been changed by transactions contemplated or permitted by the Credit Agreement, or
(iii) any of them is waived herein and (b) no Default or Event of Default exists other than as waived herein.

Paragraph 6 Expenses. Borrowers shall pay all reasonable costs, fees, and expenses paid or incurred by Agent in connection with this Amendment, including, without limitation, attorney fees of Agent in connection with the negotiation, preparation, delivery, and execution of this Amendment and any related documents.

Paragraph 7.      Miscellaneous.

7.1 This Amendment is a "Loan Document" referred to in the Credit Agreement, and the provisions relating to Loan Documents in Article 13 of the Credit Agreement are incorporated in this Amendment by reference. Unless stated otherwise (a) the singular number includes the plural and vice versa and words of any gender include each other gender, in each case, as appropriate, (b) headings and captions may not be construed in interpreting provisions, (c) this Amendment must be construed, and its performance enforced, under Texas law, (d) if any part of this Amendment is for any reason found to be unenforceable, all other portions of it nevertheless remain enforceable, and (e) this Amendment may be executed in any number of counterparts with the same effect as if all signatories had signed the same document, and all of those counterparts must be construed together to constitute the same document.

7.2 The Loan Documents shall remain unchanged and in full force and effect, except as provided in this Amendment, and are hereby ratified and confirmed. On and after the Effective Date, all references to the "Credit Agreement" shall be to the Credit Agreement as herein amended. The execution, delivery, and effectiveness of this Amendment shall not, except as expressly provided herein, operate as a waiver of any rights of Lenders under any Loan Document, nor constitute a waiver under any of the Loan Documents.

Paragraph 8. Entire Agreement. This Amendment represents the final agreement between the parties about the subject matter of this Amendment and may not be contradicted by evidence of prior, contemporaneous, or subsequent oral agreements of the parties. There are no unwritten oral agreements between the parties.

Paragraph 9. Parties. This Amendment binds and inures to Borrower, Parent, Agent, Lenders, and their respective successors and assigns.

The parties hereto have executed this Amendment in multiple counterparts to be effective as of the Effective Date.

Remainder of Page Intentionally Blank.
Signature Pages to Follow.






Signature Page to that certain First Amendment to Amended and Restated Credit Agreement dated as of the date first stated above, among Central Freight Lines, Inc., as Borrower, Bank of America, N.A., in its capacity as Agent, Required Lenders, and Parent.


                                        Signature Page to First Amendment to
                                       Amended and Restated Credit Agreement


BANK OF AMERICA, N.A., as Agent and a Lender



By:
         Joy L. Bartholomew
         Senior Vice President



TEXTRON FINANCIAL CORPORATION,
as a Lender



By:
         Name:
         Title:




                                         Signature Page to First Amendment to
                                        Amended and Restated Credit Agreement


                                    BORROWER:


                                            CENTRAL FREIGHT LINES, INC.,
                                            a Texas corporation, as Borrower



                                            By:
                                                  Name:
                                                  Title:


                                    GUARANTOR:


                                            CENTRAL FREIGHT LINES, INC.,
                                            a Nevada corporation, as Parent



                                            By:
                                                  Name:
                                                  Title:






                                                             SCHEDULE 1.2


                                                              COMMITMENTS




                                                                                        Pro Rata Share
               Lender                      Revolving Loan Commitment                     (3 decimals)
Bank of America, N.A.                              $35,000,000                               58.333%
Textron Financial Corporation                      $25,000,000                               41.667%
   Total                                           $60,000,000                              100.000%




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

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the registrant and have:

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

Date:    May 17, 2005

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

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the registrant and have:

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

Date:    May 17, 2005

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



                                                     /s/ Robert V. Fasso
                                                     Robert V. Fasso
                                                     Chief Executive Officer
                                                     May 17, 2005

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



                                                /s/ Jeffrey A. Hale
                                                Jeffrey A. Hale
                                                Chief Financial Officer
                                                May 17, 2005