Form 10-Q
period 2005-07-02
CENTRAL FREIGHT LINES INC
filed 2005-08-10
CIK 1085636

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    Form 10-Q

     /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the quarterly period ended July 2, 2005

                                       or
    / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

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


                                 Not applicable

        (Former name or former address, if changed since the last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.    X Yes     No
                    ------   ------

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)
   X    Yes              No
   --------           -------
The number of shares of common stock outstanding at August 9, 2005 was 18,228,188.



                           Central Freight Lines, Inc.
                                    Form 10-Q
                 Three months and six months ended July 2, 2005




                              Table of Contents

                                                                                                         Page Number

Part I. Financial Information

        Item 1. Financial Statements

        Consolidated Balance Sheets as of July 2, 2005 (Unaudited) and December 31, 2004                      2

        Consolidated Statements of Operations (Unaudited) for the Three Months and Six Months
              ended July 2, 2005 and July 3, 2004                                                             3

        Consolidated Statements of Cash Flows  (Unaudited) for the Six Months
              ended July 2, 2005 and July 3, 2004                                                             4

        Notes to Consolidated Financial Statements (Unaudited)                                                5

        Item 2. Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                                                      14

        Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                  28

        Item 4.  Controls and Procedures                                                                     29

Part II.  Other Information

        Item 1.  Legal Proceedings                                                                           30

        Item 2.  Unregistered Sales of Equity Securities and Use
                 of Proceeds                                                                                 31

        Item 3.  Defaults Upon Senior Securities                                                             31

        Item 4.  Submission of Matters to a Vote of Security Holders                                         31

        Item.5.  Other Information                                                                           32

        Item 6.  Exhibits                                                                                    33

        Signatures                                                                                           34




                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                  CENTRAL FREIGHT LINES, INC. AND SUBSIDIARIES
                                           CONSOLIDATED BALANCE SHEETS
                                      July 2, 2005 and December 31, 2004
                                      (In thousands, except share data)

                                                                                        2005
                                   Assets                                            (Unaudited)              2004
                                                                                  ------------------  -----------------

Cash and cash equivalents                                                          $           312     $         2,144
Restricted cash                                                                                 --              20,825
Accounts receivable less allowance for doubtful accounts and revenue                        52,743              51,582
   adjustments of $9,892 in 2005 and $7,854 in 2004
Other current assets                                                                         9,299               8,655
Deferred income taxes                                                                        9,901               6,689
                                                                                   -----------------  -----------------
          Total current assets                                                              72,255              89,895
Property and equipment, net                                                                126,464             135,274
Goodwill                                                                                     4,324               4,324
Other assets                                                                                 7,617               7,761
                                                                                   ------------------  -----------------
          Total assets                                                             $       210,660     $       237,254
                                                                                   ==================  =================

                                   Liabilities and stockholders' equity

        Liabilities:
Current maturities of long-term debt                                               $         9,171     $        10,958
Short-term notes payable                                                                    16,769              28,108
Trade accounts payable                                                                      16,697              23,835
Trade accounts payable - related parties                                                     2,006                 988
Accrued expenses                                                                            28,269              23,050
                                                                                   -----------------  -----------------
          Total current liabilities                                                         72,912              86,939

Long-term debt, excluding current maturities                                                19,738              21,884
Related party financing                                                                     22,716              22,852
Deferred income taxes                                                                       11,587               8,375
Claims and insurance accruals                                                               10,362               9,646
                                                                                   -----------------  -----------------
          Total liabilities                                                                137,315             149,696
                                                                                   -----------------  -----------------

    Stockholders' equity:

Preferred stock; $0.001 par value per share; 10,000,000 shares authorized;
      none issued or outstanding                                                                -                    -
Common Stock; $0.001 par value per share; 100,000,000 shares authorized,
  18,228,188 and 18,188,894 shares issued and outstanding as of
  July 2, 2005 and December 31, 2004                                                            19                  18
Additional paid-in capital                                                                 109,662             109,554
Unearned compensation                                                                         (213)               (266)
Accumulated deficit                                                                        (36,123)            (21,748)
                                                                                   -----------------  -----------------
Total stockholders' equity                                                                  73,345              87,558
                                                                                   -----------------  -----------------

         Total liabilities and stockholders' equity                                 $      210,660      $      237,254
                                                                                   ==================  ================

See accompanying notes to consolidated financial statements.


                  CENTRAL FREIGHT LINES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (Unaudited, in thousands, except per share data)

                                                                       Three months ended                 Six months ended
                                                                 -------------------------------   --------------------------------
                                                                     July 2,          July 3,         July 2,          July 3,
                                                                      2005             2004             2005             2004
                                                                 ---------------  ---------------  ---------------  ---------------
Operating revenues                                               $       99,518  $       105,513  $      188,840   $      202,551
                                                                 ---------------  ---------------  ---------------  ---------------
Operating expenses:
  Salaries, wages and benefits                                           53,982           60,084         104,946          115,740
  Purchased transportation                                                9,129           11,387          17,947           22,692
  Purchased transportation - related parties                              4,482            5,965           7,953            8,242
  Operating and general supplies and expenses                            23,099           20,821          43,704           39,152
  Operating and general supplies and expenses - related parties              35               39             197              134
  Insurance and claims                                                    6,736            6,881          11,761           10,874
  Building and equipment rentals                                          1,007            1,044           2,026            1,973
  Building and equipment rentals - related parties                          449              376             898              896
  Depreciation and amortization                                           4,127            3,951           9,004            7,870
                                                                 ---------------  --------------- ---------------  ---------------
Total operating expenses                                                103,046          110,548         198,436          207,573
                                                                 ---------------  --------------- ---------------  ---------------

  Loss from operations                                                   (3,528)          (5,035)         (9,596)          (5,022)
Other expense:
  Interest expense                                                       (1,038)            (368)         (1,653)            (573)
  Interest expense - related parties                                     (1,545)          (1,537)         (3,126)          (3,142)
                                                                ----------------  ---------------  --------------- ---------------

      Loss before income taxes                                           (6,111)          (6,940)        (14,375)          (8,737)

Income taxes:
  Income tax benefit                                                        ---            4,397             ---            5,065
                                                                ----------------  ---------------  ---------------  ---------------


      Net loss                                                  $        (6,111)  $       (2,543) $      (14,375)  $       (3,672)
                                                                ================  =============== ===============  ===============
  Net loss per share:
    Basic                                                       $         (0.34)  $        (0.14) $        (0.79)  $        (0.21)
    Diluted                                                               (0.34)           (0.14)          (0.79)           (0.21)

Weighted average outstanding shares:
  Basic                                                                  18,215           17,842          18,203           17,777

  Diluted                                                                18,215           17,842          18,203           17,777


See accompanying notes to consolidated financial statements.


                  CENTRAL FREIGHT LINES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 Six Months Ended July 2, 2005 and July 3, 2004
                            (Unaudited, in thousands)

                                                                                       2005                 2004
                                                                                -----------------    -----------------
Cash flows from operating activities:
     Net loss                                                                   $       (14,375)     $      (3,672)
     Adjustments to reconcile net loss to
       net cash used in operating activities:
         Bad debt expense                                                                 1,611                184
         Equity in (loss) income of affiliate                                                (3)                25
         Depreciation and amortization                                                    9,004              7,870
         Amortization of deferred financing fees                                            362                 --
         Deferred income taxes                                                               --             (5,189)
         Decrease in unearned compensation                                                   53                119
         Change in operating assets and liabilities, net
            of purchase accounting effects:
              Accounts receivable                                                        (2,772)            (5,856)
              Other assets                                                                 (819)            (1,543)
              Trade accounts payable                                                     (7,138)             4,318
              Trade accounts payable - related parties                                    1,018              2,360
              Claims and insurance accruals                                                (334)               846
              Accrued expenses                                                            6,270             (2,596)
                                                                                -----------------    -----------------
                  Net cash used in operating activities                                  (7,123)            (3,134)
                                                                                -----------------    -----------------

Cash flows from investing activities:
     Additions to property and equipment                                                 (1,601)           (16,310)
     Proceeds from sale of property and equipment                                         3,068              2,997
     Cash paid for acquisition of business                                                   --             (8,058)
                                                                                -----------------    -----------------
                  Net cash provided by (used in) investing activities                     1,467            (21,371)
                                                                                -----------------    -----------------

Cash flows from financing activities:
     Restricted cash                                                                     20,825                 --
     Proceeds from long-term debt                                                         1,160                 --
     Repayments of long-term debt                                                        (5,173)            (4,969)
     Proceeds from (repayments of) short-term debt                                       15,905                 --
     Repayment of securitization facility                                               (27,300)                --
     Exercise of stock options                                                              109                973
     Payment of deferred financing fees                                                  (1,702)                --
                                                                                -----------------    -----------------
                   Net cash provided by (used in) financing activities                    3,824             (3,996)
                                                                                -----------------    -----------------
                  Net decrease in cash                                                   (1,832)            28,501)
Cash at beginning of period                                                               2,144             41,493
                                                                                -----------------    -----------------
Cash at end of period                                                           $           312      $      12,992
                                                                                =================    =================
Supplemental disclosure of cash flow information:
    Cash paid for:
                     Interest                                                   $         4,576      $       3,768
                     Income taxes                                               $             -      $         164
    Non-cash transaction:
                      Note payable for acquisition of business                  $             -      $       2,024



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

In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly our consolidated financial position as of July 2, 2005, the consolidated results of our operations for the three months and six months ended July 2, 2005 and July 3, 2004 and our consolidated cash flows for the six months ended July 2, 2005 and July 3, 2004. The results of our operations for the six months ended July 2, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

(3) Stock-Based Compensation

The Company has a stock-based employee compensation plan. The Company accounts for that plan under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to
Employees, and related interpretations. As such, the Company records compensation expense only if the fair value of the underlying stock exceeds the exercise price on the date of grant. The following table illustrates the effect on net loss and loss per share as if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board ("FASB") Statement No. 123, Accounting for Stock-Based Compensation, and as allowed by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of FASB No. 123, to stock-based employee compensation.


                                                                      Three months ended                Six months ended
                                                               -----------------------------   --------------------------------

                                                                 July 2,         July 3,          July 2,           July 3,
                                                                   2005            2004             2005             2004
                                                               -------------   -------------   ---------------   --------------

Net loss, as reported:                                       $     (6,111)  $      (2,543)  $     (14,375)    $      (3,672)
Add:
     Stock-based employee compensation expense included
     in reported net loss, net of related tax effects                  26              60              53               119
Deduct:
     Total stock-based employee compensation expense
         determined under fair value based method for all
         awards, net of related tax effects (see below)            (2,221)           (156)         (2,425)             (312)
                                                               -------------   -------------   ---------------   --------------
Pro forma net loss                                           $     (8,306)  $      (2,639)  $     (16,747)    $      (3,865)
                                                               =============   =============   ===============   ==============

Net loss per share:
  Basic
       As reported                                           $      (0.34)   $      (0.14)   $      (0.79)     $      (0.21)
       Pro forma                                                    (0.46)          (0.15)          (0.92)            (0.22)
  Diluted
       As reported                                                  (0.34)          (0.14)          (0.79)            (0.21)
        Pro forma                                                   (0.46)          (0.15)          (0.92)            (0.22)



In December 2004, the FASB issued Statement No. 123R, Share-Based Payment. This Statement is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based transactions with parties other than employees provided in Statement No. 123 as originally issued and EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. This Statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, Employers' Accounting for Employee Stock Ownership Plans. The Company will be required to adopt Statement No. 123R in fiscal 2006. The Company has not yet determined the method of adoption or the effect of adopting Statement No. 123R (see below).

                  CENTRAL FREIGHT LINES, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -continued
                    (In thousands, except per share amounts)


In June 2005, the Company accelerated the vesting of substantially all stock options outstanding under the Company's stock-based employee compensation plan that had exercise prices higher than the closing price of the Company's stock on June 14, 2005, which was $2.38. Options to purchase approximately 624 shares of the Company's common stock became exercisable immediately.

The primary purpose of the accelerated vesting was to eliminate future compensation expense, which resulted in approximately $1,841 of additional pro forma compensation expense as reflected in the table above for the three months and six months ended July 2, 2005, beginning in the 2006 first quarter and ending in 2013, that the Company would have otherwise recognized in its consolidated statement of operations with respect to the accelerated options upon the adoption of FASB Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment ("SFAS 123R"). SFAS 123R will require that compensation expense associated with stock options be recognized in the consolidated statement of operations, rather than as a footnote disclosure in the Company's consolidated financial statements. The acceleration of the vesting of these options did not result in a charge based on accounting principles generally accepted in the United States of America.


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


 (5) Loss Per Share

The basic loss per share is calculated using the weighted average number of shares outstanding. The weighted average shares outstanding used in the calculation of the diluted loss per share includes the dilutive effect of options to purchase common stock, calculated using the treasury stock method as may be applicable. All outstanding options were considered anti-dilutive at July 2, 2005 and July 3, 2004.

The following table presents information necessary to calculate basic and diluted loss per share:


                                                            Three months ended                 Six months ended
                                                       -----------------------------     -----------------------------
                                                         July 2,          July 3,          July 2,          July 3,
                                                          2005             2004             2005             2004
                                                       ------------     ------------     ------------     ------------
Net loss                                             $      (6,111)   $      (2,543)   $     (14,375)     $    (3,672)
                                                       ============     ============     ============     ============

Weighted average shares outstanding - basic                 18,215           17,842           18,203           17,777
Common stock equivalents                                         -                -                -                -
                                                       ------------     ------------     ------------     ------------

Weighted average shares outstanding - diluted               18,215           17,842           18,203           17,777
                                                       ============     ============     ============     ============
Basic loss per share                                         (0.34)           (0.14)           (0.79)           (0.21)
Diluted loss per share                                       (0.34)           (0.14)           (0.79)           (0.21)
Anti-dilutive  unexercised options excluded
        from calculation                                     1,545            1,581            1,545            1,581


                  CENTRAL FREIGHT LINES, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - continued
                    (In thousands, except per share amounts)

(6) Debt and Related Party Financing

(a) Long-term Debt

Long-term debt consists of the following at July 2, 2005 and December 31, 2004:

                                                      2005             2004
                                                      ----             ----

              Capital lease obligations            $ 28,534         $ 32,842
              Notes Payable (Autos)                     375               --
              Less:  Current portion                  9,171           10,958
                                                      -----           ------
                                                   $ 19,738         $ 21,884
                                                   ========         ========

(b) Short-term Notes Payable and Liquidity

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

On July 28, 2004, the Company and SunTrust Bank entered into an amended and restated revolving credit facility (the "Amended and Restated Revolving Facility"), to increase borrowing capacity to $30,000, and to extend the maturity date to April 30, 2006. On November 5, 2004, the Company executed a first amendment to the Amended and Restated Revolving Credit Facility. Under the first amendment to the Amended and Restated Revolving Facility, the Company could receive up to an aggregate of $30,000 of proceeds in the form of letters of credit, only. The Amended and Restated Revolving Facility accrued interest at a variable rate equal, at the Company's option, to either (a) the bank's prime lending rate minus an applicable margin, or (b) LIBOR plus an applicable margin. The Amended and Restated Revolving Facility was secured by certain revenue equipment, and letters of credit that were issued were secured by cash collateral which was recorded as restricted cash on the Company's consolidated balance sheet at December 31, 2004. The facility contained, among other things, certain financial and non-financial covenants.

On January 31, 2005, the Company entered into a four-year senior secured revolving credit facility and letter of credit sub-facility (the "New Credit Facility") with Bank of America, N.A., as Agent, and certain other lenders from time to time party to the New Credit Facility, in the aggregate principal amount of up to $70,000. The New Credit Facility replaced both the Amended and Restated Revolving Facility and the Securitization Facility. The New Credit Facility terminates on January 31, 2009.

Subject to the terms of the New Credit Facility, the maximum revolving borrowing limit under the New Credit Facility was the lesser of (a) $70,000, or (b) 85% of the Company's eligible accounts receivable, plus 85% of the net orderly liquidation value of the Company's eligible rolling stock owned as of January 31, 2005, plus 85% of the cost of eligible rolling stock acquired by Borrower after January 31, 2005. Letters of Credit under the New Credit Facility are subject to a sub-limit of $40,000 and are not required to be secured by cash collateral.

Borrowings under the New Credit Facility bear interest at the base rate, as defined, plus an applicable margin of 0.00% to 1.00%, or LIBOR plus an applicable margin of 1.50% to 2.75%, based on the average quarterly availability under the New Credit Facility. Letters of credit under the New Credit Facility are subject to an applicable letter of credit margin of 1.25% to 2.50%, based on the average quarterly availability under the New Credit Facility. The New Credit Facility also prescribes additional fees for letter of credit transactions, and an unused line of credit fee of 0.25% to 0.375%, based on aggregate amounts outstanding.

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

The New Credit Facility contains certain restrictions and covenants relating to, among other things, minimum EBITDA levels, fixed charge coverage ratio, cash flow, capital expenditures, acquisitions and dispositions, sale-leaseback transactions, additional indebtedness, additional liens, dividends and distributions, investment transactions, and transactions with affiliates. However, if our borrowing availability is in excess of $15,000, financial covenants will not apply. The New Credit Facility includes usual and customary events of default for a facility of this nature and provides that, upon the occurrence and continuation of an event of default, payment of all amounts payable under the New Credit Facility may be accelerated, and the lenders' commitments may be terminated.

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

The line of credit established with Bank of America on January 31, 2005 had no financial covenants until the end of May 2005. In lieu of covenants through May, a $5,000 restriction on availability was in place. After May 2005, the $5,000 restriction would have been eliminated and no financial covenants would have existed as long as excess availability on the line remained above $15,000. If excess availability had dropped below $15,000 the Company was required to maintain minimum EBITDA levels.

On May 12, 2005, the Company entered into a first amendment to the New Credit Facility. Under this amendment, the maximum revolving borrowing limit was reduced from $70,000 to $60,000 to more closely reflect the Company's borrowing base of $55,000 as of July 2, 2005 (thereby reducing fees on unused amounts) with an option to increase the borrowing limit to $70,000 at a later date. This amendment has no financial covenants until August 15, 2005. In lieu of covenants through August 15, 2005, a $5,000 restriction on availability is in place. After August 15, 2005, the $5,000 restriction is eliminated and no financial covenants exist as long as excess availability on the line remains above $15,000. If excess availability drops below $15,000, the Company is required to maintain minimum EBITDA levels or a fixed charge coverage ratio. As of July 2, 2005, the Company had approximately $17,461 in availability under the revolving credit facility before the $5,000 restriction. Loans drawn under the credit facility amounted to $15,905, and letters of credit outstanding amounted to $21,692.

See also Note 11.

                  CENTRAL FREIGHT LINES, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -continued
                    (In thousands, except per share amounts)

In May 2005, the Company contracted to sell approximately 14 excess acres in Phoenix for $1,200. This transaction closed in June and the Company recognized a gain of $474 on the sale. In addition, in July 2005, the Company closed on an agreement for the sale and leaseback of one of its terminals. The sale and leaseback transaction generated $6,223 in net proceeds and the Company signed a ten-year lease with a ten-year option. In July 2005, the Company also closed on mortgage financing with respect to three other terminal properties. The mortgage financing generated $7,860 in net proceeds. All of the proceeds from these transactions were used to repay existing debt under the Company's New Credit Facility with Bank of America.

After the closing of these financings and the continuation of improvements in the Company's operating results, the Company expects to have borrowing availability in excess of $15,000 such that the minimum EBITDA levels required by the New Credit Facility will not apply.

Although there can be no assurance, the Company believes cash from operations, borrowing available under its new credit facility, and other sources of liquidity will be sufficient to fund its operations. To the extent that actual results or events differ from the Company's financial projections or business plans, our liquidity may be adversely affected and the Company may be unable to meet its financial covenants. Specifically, the Company's liquidity may be adversely affected by one or more of the following factors: weak freight demand or a loss in customer relationships or volume, the Company's success in executing its turnaround plans, the Company's ability to improve the collection of its accounts receivable, elevated fuel prices and the ability to collect fuel surcharges, costs associated with insurance and claims, an inability to maintain compliance with, or negotiate amendments to, loan covenants, the ability to finance tractors and trailers, and the possibility of shortened payment terms by the Company's suppliers and vendors worried about our ability to meet payment obligations.

In March 2004, the Company acquired certain assets of EOFF for approximately $10,000. The remaining $864 is recorded on the consolidated balance sheet as short-term notes payable. The Company expects to finalize and settle this remaining liability before the end of 2005. Under terms of the agreement, the Company paid approximately $7,000 of the purchase price at closing, and an additional $2,200 during 2004. A remaining $864 (including purchase price adjustments of $56) is recorded on the consolidated balance sheet under short-term notes payable at July 2, 2005.


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

Since the fair value of the properties sold and leased back has always equaled or exceeded the proceeds from the financing arrangement, the annual lease payments have been reflected as a cost of the financing and recorded as interest expense. During 2005 and 2004, $136 and $301, respectively, of these properties were sold and accounted for as a reduction in the financing obligation and a reduction in property. The amount outstanding under the financing agreement was $22,716 and $22,852 at July 2, 2005 and December 31, 2004 respectively. If the Company exercises the fair value purchase option, the excess of the amount paid over the recorded financing obligation will be reflected as additional interest expense. If the fair value purchase option is not exercised at the end of the lease term, the excess of the recorded financing obligation over the net book value of the related properties will be reflected as a gain on the financing arrangement.

(7) Income Taxes

At July 2, 2005 and December 31, 2004, the Company had a federal net operating loss carry forward of approximately $30,740 and $24,258, respectively, available to reduce future taxable income. The net operating loss generated in the 2005 first half and all of 2004 amounted to $6,482 and $20,945, respectively, and expires in varying amounts beginning in 2023 if not utilized.

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

Significant management judgment is required in determining the provision for income taxes and in determining whether deferred tax assets will be realized in full or in part. Deferred tax assets and liabilities are measured using enacted tax rates that are expected to apply to taxable income in years in which the temporary differences are expected to be reversed. Under SFAS No. 109 and applicable interpretations, in 2004, the Company established a $4,864 valuation allowance for deferred tax assets. As of July 2, 2005, the valuation allowance for deferred tax assets was approximately $10,426.

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

In June and July 2004, three stockholder class actions were filed against the Company and certain officers and directors. The class actions were filed in the United States District Court - Western District of Texas and generally allege that false and misleading statements were made in the initial public offering registration statement and prospectus, during the period surrounding the initial public offering and up to the press release dated June 16, 2004. The class actions were subsequently consolidated in the United States District Court - Western District of Texas under the title In re Central Freight Lines Securities Litigation. The Oklahoma Firefighters Pension and Retirement System has been named lead plaintiff in the consolidated action, and a Consolidated Amended Class Action Complaint was filed on May 9, 2005. The Consolidated Amended Class Action Complaint generally alleges that false and misleading statements were made in our initial public offering registration statement and prospectus, during the period surrounding the initial public offering and up to March 17, 2005. On July 8, 2005, the Company responded to the Consolidated Amended Class Action Complaint by filing a motion to dismiss. On August 9 and 10, 2004, two purported derivative actions were filed against the Company, as nominal defendant, and against certain officers, directors, and former directors. These actions were filed in the District Court of McLennan County, Texas and generally allege breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment on the part of certain of the Company's present and former officers and directors in the period between December 12, 2003 and August 2004. The purported derivative actions seek declaratory, injunctive, and other relief. The Company does not believe there is any factual or legal basis for the allegations, and the Company intends to vigorously defend against the suits. The Company has informed its insurance carrier and has retained outside counsel to assist in the Company's defense. Prior to December 12, 2004, the Company maintained a $5,000 directors' and officers' insurance policy with a $350 deductible. On December 12, 2004, the Company increased its directors' and officers' insurance coverage. The Company currently maintains a $15,000 directors' and officers' insurance policy with a $350 deductible. In the 2004 third quarter, in connection with this litigation, the Company recorded an expense of $350, representing the full deductible amount under its current directors' and officers' insurance policy.

Although it is not possible at this time to predict the litigation outcome of these cases, the Company expects to prevail. However, an adverse litigation outcome could be material to the Company's consolidated financial position or results of operations. As a result of the uncertainty regarding the outcome of this matter, no provision has been made in the consolidated financial statements with respect to this contingent liability except for the insurance deductible.

The Company is subject to loss contingencies pursuant to federal, state, and local environmental regulations dealing with the transportation, storage, presence, use, disposal, and handling of hazardous materials, discharge of storm water and fuel storage tanks. Environmental liabilities, including remediation costs, are accrued when amounts are probable and can be reasonably estimated.

(9) Related-Party Transactions

During the three months and six months ended July 2, 2005 and July 3, 2004 the Company incurred approximately $4,482, $5,965, $7,953 and $8,242, respectively, for transportation services provided by companies for which the Company's principal stockholder was the Chairman. At July 2, 2005 and December 31, 2004, the Company had payables of $2,006 and $988, respectively, for these transportation services.

                  CENTRAL FREIGHT LINES, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -continued
                    (In thousands, except per share amounts)

During the three months and six months ended July 2, 2005 and July 3, 2004, the Company incurred $35, $39, $197, and $134, for legal expenses respectively, to an entity owned by a stockholder of the Company.

During the three months and six months ended July 2, 2005 and July 3, 2004, the Company incurred $449, $376, $898, and $896, respectively, for building rental expense with related parties.

See also note 6(c).

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

(11) Subsequent Events

In July 2005, the Company closed on an agreement for the sale and leaseback of one of its terminals. The sale and leaseback transaction generated $6,223 in net proceeds, and the Company signed a ten-year lease with a ten-year option. Rent for the first 12 months amounts to $607, and annual rent for the following nine years is subject to a 2% annual escalation factor. In July 2005, the Company also closed on mortgage financing with respect to three other terminal properties. The mortgage financing generated $7,860 in net proceeds. All of the proceeds from these transactions were used to repay existing debt under the Company's New Credit Facility. The mortgage financing is to be repaid by July 12, 2010 based on a 20 year amortization schedule with an annual interest rate of 9.15%. Total payments per year are approximately $900 with a final payment of $7,176.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

Except for the historical information contained herein, the discussion in this report contains "forward-looking statements," which include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation, and availability of resources. These forward-looking statements include, without limitation, statements regarding: expectations as to operational improvements; expectations as to cost savings, revenue growth, and income; the time by which certain objectives will be achieved; proposed new products and services; expectations that claims, lawsuits, commitments, contingent liabilities, labor negotiations, or agreements, or other matters will not have a materially adverse effect on our consolidated financial position, results of operations, or liquidity; statements concerning projections, predictions, expectations, estimates, or forecasts as to our business, financial, and operational results and future economic performance; and statements of management's goals and objectives, and other similar expressions concerning matters that are not historical facts. Words such as "may," "will," "should," "could," "would," "predicts," "potential," "continue," "expects," "anticipates," "future," "intends," "plans," "believes," "estimates," and similar expressions, as well as statements in future tense, identify forward-looking statements. These statements are made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and/or management's good faith belief with respect to future events, and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. Readers should review and consider the factors discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors that May Affect Future Results" of our Annual Report on Form 10-K, filed on March 31, 2005, along with the various disclosures by us in our press releases, stockholder reports, and other filings with the Securities and Exchange Commission. We do not assume, and specifically disclaim, any obligation to update any forward-looking statement contained in this Report.

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

Recent Results of Operations and Quarter-End Financial Condition

A pre-tax loss of $6.1 million was realized in the 2005 second quarter compared to a pre-tax loss of $6.9 million in the 2004 second quarter. A net loss of $6.1 million was realized in the second quarter of 2005. The $6.1 million pretax loss in the second quarter of 2005 generated a tax benefit of approximately $2.3 million which was offset by the increase in the valuation allowance for deferred tax assets. This resulted in no tax benefit being recorded in the second quarter of 2005. The net loss in the second quarter of 2004 was $2.5 million, or $0.14 per diluted share. (See Results of Operations Below.)

At July 2, 2005, our consolidated balance sheet reflected $0.3 million in cash, $51.6 million in long-term debt and capital lease obligations, including current portion, and $16.8 million in short-term debt. Stockholders' equity was $73.3 million at July 2, 2005. As of that date, we had approximately $17.5 million in availability, subject to a $5.0 million block under our revolving credit facility with Bank of America, although availability fluctuates from day to day. We have idle assets held for sale with an estimated net book value of $4.5 million that are planned to be disposed of in 2005.


On July 14, 2005, we announced that we had closed on several real estate transactions with net proceeds of approximately $15.2 million. These real estate transactions included the sale of approximately 14 excess acres in Phoenix, the sale-leaseback of one terminal, and the mortgage financing of three other properties. The proceeds from the real estate transactions were used to repay amounts drawn on our revolving credit facility with Bank of America. Following this repayment, and as of July 27, 2005, we had approximately $35.3 million in availability, subject to a $5.0 million block under our revolving credit facility with Bank of America, although availability fluctuates from day to day.

Operating Strategy for 2005

Our main goals for 2005 are to achieve quarter-by-quarter sequential improvement in our operating performance and to return to profitability in the fourth quarter of 2005. We believe that both the first quarter and the second quarter of 2005 were positive steps in that direction. Our operating ratio improved 240 basis points from 109.2% to 106.8% between the fourth quarter of 2004 and the first quarter of 2005, and our operating ratio improved 330 additional basis points from 106.8% to 103.5% between the first quarter and second quarter of 2005.

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

We believe that much work remains to be done to return our results to acceptable levels, particularly in the area of revenue yield and tonnage. However, we believe the results for the first and second quarters of 2005 demonstrate measurable improvement.

Revenues

Our revenues vary with the revenue per hundredweight we charge to customers and the volume of freight we transport:

o Revenue per hundredweight measures the rates we receive from customers and varies with the type of goods being shipped and the distance these goods are transported. Our LTL revenue per hundredweight increased from $11.31 in the second quarter of 2004 to $11.75 in the second quarter of 2005, due mainly to increases in fuel surcharge revenue. Our LTL revenue per hundredweight, without fuel surcharge revenue, declined to $10.61 in the second quarter of 2005 from $10.77 in the second quarter of 2004 due to a 4.2% increase in average weight per LTL shipment. Effective May 2, 2005, we enacted a general rate increase of 6.0% for customers on our proprietary rate base. Partly as a result of this rate increase, our LTL revenue per hundredweight, without fuel surcharge revenue improved slightly from $10.56 in the first quarter of 2005 to $10.61 in the second quarter of 2005.

o Volume depends on the number of customers we have, the amount of freight those customers ship, geographic coverage, and the general economy. Our total tonnage decreased by 10.8% from the second quarter of 2004 to the second quarter of 2005. However, total tonnage per day in the 2005 second quarter increased by approximately 10.4% compared to total tonnage per day in the 2005 first quarter.

Historically, most of our revenue has been generated from transporting LTL shipments from customers within our operating regions. In the first half of 2005 and all of 2004, approximately 8.5% and 9.9%, respectively, of our revenue was derived from shipments that originated or terminated in regions outside our network, where a portion of the freight movement was handled by another carrier. We refer to this as "interline freight." Most of this revenue was obtained from carriers with which we maintain transportation alliances. The revenue from interline freight in the second quarter of 2005 was lower compared to the second quarter of 2004, due in large part to our geographic expansion. Because of the geographic expansion of our network, our need to rely upon other carriers for freight movements declined. In addition, some of our relationships with carriers handling interline freight were negatively affected by our geographic expansion. We do not recognize the portion of revenue (or the associated expenses) that relate to the portion of shipments hauled by our alliance partners. In addition to transportation revenue, we also recognize revenue from fuel surcharges we receive from our customers when the national average diesel fuel price published by the U.S. Department of Energy exceeds prices listed in our contracts and tariffs.

Operating Expenses

Our major expense categories can be summarized as follows:

Salaries, wages, and benefits. This category includes compensation for our employees, health insurance, workers' compensation, 401(k) plan contributions, and other fringe benefits. These expenses will vary depending upon several factors, including our efficiency, our experience with health and workers' compensation claims, and increases in health care costs. Salaries, wages, and benefits also include the non-cash expense associated with stock options granted to several of our executives that had exercise prices that were determined to be below fair market value. This non-cash compensation expense is expected to amount to approximately $106 annually through June of 2007.

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

Depreciation and amortization. This category relates to owned assets, assets under capitalized leases, gains and losses on sales of assets, and 29 properties we lease from Southwest Premier Properties, a related party, that are considered to be a financing arrangement.

Results of Operations

The table below sets forth the percentage relationship of the specified items to operating revenues for the periods indicated.

                                                                Three months ended              Six months ended
                                                           ------------------------------   --------------------------
                                                              July 2,         July 3,         July 2,       July 3,
                                                                2005            2004           2005          2004
                                                           ---------------  -------------   ------------  ------------

       Operating revenues........................................ 100.0%          100.0%        100.0%         100.0%
                                                                  -----           -----         -----          -----
       Operating expenses:
         Salaries, wages, and benefits...........................  54.2            56.9          55.6           57.2
         Purchased transportation................................  13.7            16.4          13.7           15.3
         Operating and general supplies and
            expenses.............................................  23.2            19.7          23.2           19.3
         Insurance and claims....................................   6.8             6.6           6.2            5.4
         Building and equipment rentals..........................   1.5             1.4           1.6            1.4
         Depreciation and amortization...........................   4.1             3.8           4.8            3.9
                                                                    ---             ---           ---            ---
            Total operating expenses(1).......................... 103.5           104.8         105.1          102.5
                                                                  -----           -----         -----          -----
       Loss from operations......................................  (3.5)           (4.8)         (5.1)          (2.5)
       Interest expense..........................................   2.6             1.8           2.5            1.8
                                                                    ---             ---           ---            ---
       Loss before income taxes..................................  (6.1)           (6.6)         (7.6)          (4.3)
                                                                   ----            ----          ----           ----
       Income tax benefit........................................   0.0             4.2           0.0            2.5
                                                                    ---             ---           ---            ---
       Net loss..................................................  (6.1)%          (2.4)%        (7.6)%         (1.8)%
                                                                 ========        ========      ========       ========


(1) Total operating expenses as a percentage of operating revenues, as presented in this table, is also referred to as operating ratio.

Comparison  of Three  Months  Ended July 2, 2005,  to Three Months Ended July 3,
2004

Operating revenues. Operating revenues decreased $6.0 million, or 5.7%, from $105.5 million for the second quarter of 2004 to $99.5 million for second quarter of 2005. The decrease in operating revenues was mainly due to a 10.8% decrease in total tonnage and 12.6% decrease in total shipments hauled, offset in part by a $4.7 million increase in fuel surcharge due to higher cost of fuel. LTL revenue per hundredweight increased 3.9% from $11.31 in the 2004 quarter to $11.75 in the 2005 quarter as a result of increased fuel surcharge revenue. LTL revenue per hundredweight, excluding fuel surcharge revenue, decreased 1.5% from $10.77 in the 2004 second quarter to $10.61 in the 2005 second quarter due to an increase of 4.2% in average weight per LTL shipment. The average length of haul increased 1.9% from 479 miles in the 2004 second quarter to 488 miles in the 2005 second quarter. Total tonnage decreased 58.2 thousand tons, or 10.8%, from
536.2 thousand tons in the 2004 quarter to 478.0 thousand tons in the 2005 quarter.

Salaries, wages, and benefits. Salaries, wages, and benefits decreased $6.1 million, or 10.1%, from $60.1 million for the second quarter of 2004 to $54.0 million for the second quarter of 2005. The decrease in salaries, wages, and benefits resulted primarily from an overall reduction in business volumes and a reduction in headcount of approximately 12.1% from the second quarter of 2004 to the second quarter of 2005. A general increase in salary and wage rates of approximately 2.5% partially offset the effects of reduced volumes and headcount. Further, group health expense decreased only 4.9% between the 2004 quarter and the 2005 quarter, despite the 12.1% reduction in the number of employees. Line mileage pay decreased only 4.5% as more shipments were handled by company drivers and less by purchased transportation. As a percentage of operating revenues, salaries, wages, and benefits decreased from 56.9% for the 2004 quarter, to 54.2% for the 2005 quarter.

Purchased transportation. Purchased transportation decreased $3.8 million, or 21.8%, from $17.4 million for the second quarter of 2004 to $13.6 million for the second quarter of 2005. The decrease in purchased transportation resulted primarily from a decreased usage of third-party contractors handling portions of our shipments. The decreased use of third-party contractors in the 2005 quarter was due to both the decrease in total tonnage hauled and to improved lane balance in our network, which allowed more shipments to be handled by company drivers. As a percentage of operating revenues, purchased transportation decreased from 16.4% for the 2004 quarter to 13.7% for the 2005 quarter.

Operating and general supplies and expenses. Operating and general supplies and expenses increased $2.2 million, or 10.6%, from $20.9 million for the second quarter of 2004 to $23.1 million for the second quarter of 2005. The increase in operating and general supplies and expenses resulted primarily from increases in fuel expense, bad debt expense and related collection costs, license expenses and internal control consulting fees (relating to Sarbanes-Oxley). These increased costs were offset in part by improvements in vehicle repairs and maintenance, which we attribute to our investment in new tractors and trailers in late 2004. As a percentage of operating revenues, operating and general supplies and expenses increased from 19.7% for the 2004 quarter to 23.2% for the 2005 quarter.

Insurance and claims. Insurance and claims decreased $0.2 million, or 2.9%, from $6.9 million for the second quarter of 2004 to $6.7 million for the second quarter of 2005. The decrease in insurance and claims expense resulted primarily from a reduction in our cargo claims expense that was partially offset by an increase in third party accident claims expense. We also included in insurance and claims expense for the 2004 quarter our $0.4 million deductible for directors and officer insurance in connection with the class action complaints filed against us and certain of our officers and directors in late June and early July. As a percentage of operating revenues, insurance and claims increased from 6.6% for the 2004 quarter to 6.8% for the 2005 quarter.

Building and equipment rentals. Building and equipment rentals increased approximately $0.1 million, or 7.1%, from $1.4 million for the second quarter of 2004 to $1.5 million for the second quarter of 2005. As a percentage of operating revenues, building and equipment rentals increased from 1.4% for the 2004 quarter to 1.5% for the 2005 quarter.

Depreciation and amortization. Depreciation and amortization expense increased approximately $0.1 million, or 2.5%, from $4.0 million for the second quarter of 2004 to $4.1 million for the second quarter of 2005, due mainly to increases in depreciation expense from new tractors and trailers acquired in late 2004. As a percentage of operating revenues, depreciation and amortization increased from 3.8% for the 2004 quarter to 4.1% for the 2005 quarter.

Operating ratio. Our operating ratio improved from 104.8% in the second quarter of 2004 to 103.5% for the second quarter of 2005.

Interest expense. Total interest expense increased $0.7 million, or 36.8%, from $1.9 million for the second quarter of 2004 to $2.6 million for the second quarter of 2005. As a percentage of operating revenues, interest expense increased from 1.8% for the 2004 quarter to 2.6% for the 2005 quarter. In the 2005 second quarter, we elected to reduce the maximum revolving borrowing limit under our credit agreement to more closely reflect our borrowing base. In connection with that reduction, and consistent with EITF 98-14, we incurred a $0.2 million non-cash charge in the 2005 quarter. Our average (non-related party) debt for the 2005 quarter amounted to $45.7 million compared to $24.6 million for the 2004 quarter. In the fourth quarter of 2004, we increased capital leases by approximately $16.0 million to fund the acquisition of revenue equipment. Our related party interest expense remained virtually the same at $1.5 million in each quarter. The amounts for related party interest are recorded as interest expense because the associated leases are reflected as a financing arrangement in our consolidated financial statements.

Income taxes. A pre-tax loss of $6.1 million was realized in the 2005 second quarter. The $6.1 million pretax loss in the second quarter of 2005 generated a tax benefit of approximately $2.3 million, which was offset by the increase in the valuation allowance for deferred tax assets. This resulted in no tax benefit being recorded in the second quarter of 2005. The total valuation allowance as of July 2, 2005 amounted to approximately $10.4 million. In the 2004 second quarter, we recorded a $4.4 million income tax benefit due partially to a pre-tax loss of $6.9 million. Also, included in the $4.4 million benefit is a $1.8 million benefit from the reversal of a previously recorded deferred tax liability as a result of an IRS review.

Despite the valuation allowances established above, we believe that the remaining net deferred tax assets will be realized through future taxable income.


Comparison of Six Months Ended July 2, 2005, to Six Months Ended July 3, 2004

Operating revenues. Operating revenues decreased $13.8 million, or 6.8%, from $202.6 million for the 2004 period to $188.8 million for the 2005 period. The decrease in operating revenues was mainly due to a 9.9% decrease in total tonnage and a 12.8% decrease in total shipments hauled, offset in part by a $9.2 million increase in fuel surcharge revenue due to higher cost of fuel. Revenue per working day was $1.46 million in the 2005 period, which was 6.4% lower than the $1.56 million per working day in the 2004 period. LTL revenue per hundredweight increased 2.4% from $11.37 in the 2004 period to $11.64 in the 2005 period as a result of increased fuel surcharge revenue. LTL revenue per hundredweight, excluding fuel surcharge revenue, decreased 3.2% from $10.93 in the 2004 period to $10.58 in the 2005 period partially due to a 4.3% increase in average weight per LTL shipment. The average length of haul increased 3.2% from 473 miles in the 2004 period to 488 miles in the 2005 period. Total tonnage decreased 100.4 thousand tons, or 9.9%, from 1,018.4 thousand tons in the 2004 period to 918.0 thousand tons in the 2005 period.

Salaries, wages, and benefits. Salaries, wages, and benefits decreased $10.8 million, or 9.3%, from $115.7 million for the 2004 period to $104.9 million for the 2005 period. The decrease in salaries, wages, and benefits resulted primarily from an overall reduction in business volumes and a reduction in headcount of approximately 12.0% from the 2004 period to the 2005 period. A general increase in salary and wage rates in March 2005 partially offset the effects of reduced volumes and headcount. Further, the 2005 period included a large workers' compensation accident, for which the maximum deductible of $1.0 million was expensed in the 2005 first quarter. As a percentage of operating revenues, salaries, wages, and benefits decreased from 57.2% for the 2004 period, to 55.6% for the 2005 period.

Purchased transportation. Purchased transportation decreased $5.0 million, or 16.2%, from $30.9 million for the 2004 period to $25.9 million for the 2005 period. The decrease in purchased transportation expenses resulted mainly from a reduction in usage of third-party contractors in handling portions of our shipments. The decreased used of third-party contractors in the 2005 period was due both to the decrease in total tonnage hauled and to improved lane balance in our network, which allowed more shipments to be hauled by company drivers. As a percentage of operating revenues, purchased transportation decreased from 15.3% for the 2004 period to 13.7% for the 2005 period.

Operating and general supplies and expenses. Operating and general supplies and expenses increased $4.6 million, or 11.7%, from $39.3 million for the 2004 period to $43.9 million for the 2005 period. The increase in operating and general supplies and expenses resulted primarily from increases in fuel expense, bad debt expense and related collection costs, license expenses, and internal control consulting fees (relating to Sarbanes-Oxley). These increased costs were offset in part by improvements in vehicle repairs and maintenance, which we attribute to our investment in new tractors and trailers in late 2004. As a percentage of operating revenues, operating and general supplies and expenses increased from 19.3% for the 2004 period to 23.2% for the 2005 period.

Insurance and claims. Insurance and claims increased $0.9 million, or 8.3%, from $10.9 million for the 2004 period to $11.8 million for the 2005 period. The increase in insurance and claims expense resulted primarily from an increase in our third party accident claims (our first quarter 2004 expense was unusually low) that were partially offset by a reduction in cargo claims expense. As a percentage of operating revenues, insurance and claims increased from 5.4% for the 2004 period to 6.2% for the 2005 period.

Building and equipment rentals. Building and equipment rentals remained virtually the same at $2.9 million in each of the six months periods. As a percentage of operating revenues, building and equipment rentals increased from 1.4% for the 2004 period to 1.6% for the 2005 period.

Depreciation and amortization. Depreciation and amortization expense increased approximately $1.1 million, or 13.9%, from $7.9 million for the 2004 period to $9.0 million for the 2005 period, mainly as a result of revenue equipment added late in the 2004 fourth quarter. As a percentage of operating revenues, depreciation and amortization increased from 3.9% for the 2004 period to 4.8% for the 2005 period.

Operating ratio. Our operating ratio increased from 102.5% for the 2004 period to 105.1% for the 2005 period.

Interest expense. Total interest expense increased $1.1 million, or 29.7%, from $3.7 million for the 2004 period to $4.8 million for the 2005 period. As a percentage of operating revenues, interest expense increased from 1.8% for the 2004 period to 2.5% for the 2005 period. Our average non-related party debt for the first half of 2005 amounted to $53.3 million compared to $24.9 million for the first half of 2004. In the fourth quarter of 2004, we increased capital leases by approximately $16.0 million to fund the acquisition of revenue equipment. Our related party interest expense was unchanged at $3.1 million in both the 2004 and 2005 periods. The amounts for related party interest are recorded as interest expense because the associated leases are reflected as a financing arrangement in our consolidated financial statements.

Income taxes. For the six months ended July 2, 2005, the pre-tax loss of $14.4 million generated an income tax benefit of approximately $5.5 million which was offset by an increase in the valuation for deferred tax assets. This resulted in no tax benefit being recorded in the first half of 2005. The total valuation allowance as of July 2, 2005 amounted to approximately $10.4 million. We recorded an income tax benefit in the 2004 period of $5.1 million, which yields an effective tax rate of 58.0% (including a $1.8 million benefit for the reversal of a previously recorded deferred tax liability due to an IRS review) on a pre-tax loss of $8.7 million. Excluding the $1.8 million benefit, the effective tax rate would have been 37.9%.

Despite the valuation allowances established above, we believe that the remaining net deferred tax assets will be realized through future taxable income.

Liquidity and Capital Resources

Our business has required substantial, ongoing capital investments, particularly to replace revenue equipment such as tractors and trailers. Our primary sources of liquidity have historically been cash from operations and secured borrowings. During the remainder of 2005 our gross capital expenditures are expected to be approximately $1.5 million to $7.5 million. Included in this range is approximately $6.0 million for the possible replacement of revenue equipment. If we decide to purchase the $6.0 million in replacement equipment, we expect to obtain financing independent from our Bank of America led credit facility.

We continue to execute a turnaround plan that is designed to reverse recent negative cash flows. During 2004 and into early 2005 we have experienced a period of negative cash flow attributable primarily to operating losses and approximately $7.0 million of un-financed purchases of revenue equipment during late 2004 and early 2005. During the third and fourth quarters of 2004, our management began implementing several steps that are intended to improve our operating results and maintain compliance with our financial covenants. These steps include: reducing our cost structure to better align controllable costs with our expected revenue base, streamlining freight movements to consolidate movements and reduce the use of third-party purchased transportation, improving employee efficiency, reducing insurance and claims expense, and improving revenue yield and total tonnage. These steps contributed to a 740 basis-point improvement in our operating ratio between the third quarter of 2004 (when the steps were implemented) and the second quarter of 2005. We expect additional improvement in our operating ratio between the second quarter of 2005 and the third quarter of 2005. Although our management believes that these actions should generate the required improvements, there can be no assurance that the improvements will occur as planned. Our ability to fund our cash requirements in future periods will depend on our ability to improve operating results and cash flow and our ability to comply with covenants contained in our financing arrangements. Our ability to achieve required improvements will depend on general shipping demand by our customers, insurance and claims expense, and other factors.

On July 14, 2005, we announced that we had closed on several real estate transactions with net proceeds of approximately $15.2 million. These real estate transactions included the sale of approximately 14 excess acres in Phoenix, the sale-leaseback of one terminal, and the mortgage financing of three other properties. The proceeds from the real estate transactions were used to repay amounts drawn on our revolving credit facility with Bank of America. Following this repayment, and as of July 27, 2005, we had approximately $35.3 million in availability, subject to a $5.0 million block under our revolving credit facility with Bank of America, although availability fluctuates from day to day. In addition, we currently have approximately $5.0 million of idle assets held for sale that may be disposed of in the remainder of 2005.

Assuming the continuation of improvements in our operating results, we expect to have borrowing availability in excess of $15.0 million such that the minimum EBITDA levels required by the New Credit Facility will not apply.

Subsequent to these transactions, annual rent expense is expected to increase by approximately $0.6 million subject to a 2% escalation factor beginning in July 2006. Annual depreciation expense is expected to decline by approximately $0.3 million. Interest expense is expected to increase by approximately $0.7 million between July 2005 and June 2006 and decrease thereafter.

Although there can be no assurance, we believe cash from operations, borrowing available under our new credit facility, and other sources of liquidity will be sufficient to fund our operations. To the extent that actual results or events differ from management's financial projections or business plans, our liquidity may be adversely affected and we may be unable to meet our financial covenants. Specifically, our liquidity may be adversely affected by one or more of the following factors: weak freight demand or a loss in customer relationships or volume, our success in executing management's turnaround steps described above, our ability to improve the collection of our accounts receivable, elevated fuel prices and the ability to collect fuel surcharges, costs associated with insurance and claims, an inability to maintain compliance with, or negotiate amendments to, loan covenants, the ability to finance tractors and trailers, and the possibility of shortened payment terms by our suppliers and vendors worried about our ability to meet payment obligations.

Net cash used in operating activities was approximately $7.1 million and $3.1 million for the six months ended July 2, 2005 and July 3, 2004, respectively. Net cash used in the 2005 period resulted mainly from a $7.1 million reduction in trade accounts payable and an increase in accounts receivable of $2.8 million, offset by an increase in accrued expenses. In 2004, net cash used resulted mainly from an increase in accounts receivable of $5.9 million, payments on accrued expenses and other liabilities of $2.6 million, an increase in other assets (mainly licenses) of $1.5 million and offset by increases in trade accounts payable of $6.7 million.

Net cash provided by investing activities in the 2005 first half amounted to $1.5 million due mainly to proceeds from the sales of excess land in Phoenix and sales of revenue equipment. Net cash used in the 2004 first half amounted to $21.4 million. Our gross capital expenditures were approximately $1.6 million in the 2005 period and $16.3 million in the 2004 period. In the 2004 first half, we paid approximately $8.3 million for new terminals in Phoenix and Fresno. In the 2004 first half, we also paid $8.1 million (of the total purchase price of $10.0 million) for the terminal network and rolling stock of EOFF - our Northwest expansion. The remaining capital expenditures in the 2004 first half and the 2005 first half were for replacement revenue equipment. We expect our gross capital expenditures for the remainder of 2005 to be approximately $1.5 million to $7.5 million. Included in this range is approximately $6.0 million for the possible replacement of revenue equipment. If we decide to purchase the $6.0 million in replacement equipment, we expect to obtain financing independent from our Bank of America led credit facility.

Net cash provided by financing activities was approximately $3.8 million for the six months ended July 2, 2005 due mainly to net borrowings from our new credit facility of $15.9 million. During the transition from our previous securitization facility to the current credit facility, we liquidated our restricted cash investment of $20.8 million and used it to pay off part of the $27.3 million debt under the securitization facility. In the six months ended July 3, 2004, net cash used amounted to $4.0 million due mainly to payments of long-term debt.


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

On July 28, 2004, SunTrust Bank and we entered into an amended and restated revolving credit facility (the "Amended and Restated Revolving Facility"), to increase borrowing capacity to $30.0 million, and to extend the maturity date to April 30, 2006. On November 5, 2004, we executed a first amendment to the Amended and Restated Revolving Credit Facility. Under the first amendment to the Amended and Restated Revolving Facility, we could receive up to an aggregate of $30.0 million of proceeds in the form of letters of credit, only. The Amended and Restated Revolving Facility accrued interest at a variable rate equal, at our option, to either (a) the bank's prime lending rate minus an applicable margin, or (b) LIBOR plus an applicable margin. The Amended and Restated Revolving Facility was secured by certain revenue equipment, and letters of credit that were issued were secured by cash collateral. The facility contained, among other things, certain financial and non-financial covenants.

On January 31, 2005, the Company entered into a four-year senior secured revolving credit facility with Bank of America, N.A., as Agent, and certain other lenders from time to time party to the New Credit Facility, in the aggregate principal amount of up to $70.0 million. The New Credit Facility replaced both the Amended and Restated Revolving Facility and the Securitization Facility. The New Credit Facility terminates on January 31, 2009.

Subject to the terms of the New Credit Facility, the maximum revolving borrowing limit under the New Credit Facility was the lesser of (a) $70.0 million, or (b) 85% of our eligible accounts receivable, plus 85% of the net orderly liquidation value of our eligible rolling stock owned as of January 31, 2005, plus 85% of the cost of eligible rolling stock acquired by Borrower after January 31, 2005. Letters of Credit under the New Credit Facility are subject to a sub-limit of $40.0 million and were not required to be secured by cash collateral.

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

The New Credit Facility contains certain restrictions and covenants relating to, among other things, minimum EBITDA levels, fixed charge coverage ratio, cash flow, capital expenditures, acquisitions and dispositions, sale-leaseback transactions, additional indebtedness, additional liens, dividends and distributions, investment transactions, and transactions with affiliates. However, if our borrowing availability is in excess of $15.0 million, financial covenants will not apply. The New Credit Facility includes usual and customary events of default for a facility of this nature and provides that, upon the occurrence and continuation of an event of default, payment of all amounts payable under the New Credit Facility may be accelerated, and the lenders' commitments may be terminated.

Although it is a four-year credit facility, draws on the line are considered current based on evolving interpretations of Emerging Issues Task Force 95-22 Balance Sheet Classifications, Borrowings Outstanding Under Revolving Credit
Agreements that include both a Subjective Acceleration Clause and a Lock-Box Arrangement ("EITF 95-22"). EITF 95-22 requires revolving credit agreements with a required lock-box arrangement that include subjective acceleration clauses to be classified as current liabilities. The New Credit Facility includes a lock-box agreement and also allows the lender, in its reasonable credit judgment, to assess additional reserves against the borrowing base calculation and take certain other discretionary actions. For example, certain reserve requirements may result in an over advance borrowing position that could require an accelerated repayment of the over advance portion. Since the inception of this facility, the lender has not applied any additional reserves to the borrowing base calculation. However, the lender, in its reasonable credit judgment, can assess additional reserves to the borrowing base calculation to account for changes in our business or the underlying value of the collateral. We do not anticipate any changes that would result in any material adjustments to the borrowing base calculation, but we cannot be certain that additional reserves will not be assessed by the bank to the borrowing base calculation. We believe the provisions in the New Credit Facility are relatively common for credit facilities of this type and, while we do not believe that this accounting requirement accurately reflects the long-term nature of the facility, we acknowledge the requirements of EITF 95-22. Accordingly, we have classified borrowings under the New Credit Facility as a short-term obligation.

The line of credit established with Bank of America on January 31, 2005 had no financial covenants until the end of May 2005. In lieu of covenants through May 2005, a $5.0 million restriction on availability was in place. After May 2005, the $5.0 million restriction would have been eliminated and no financial covenants would have existed as long as excess availability on the line remained above $15.0 million. If excess availability had dropped below $15.0 million we were required to maintain minimum EBITDA levels or a fixed-charge coverage ratio.

On May 12, 2005, we entered into an amendment to the New Credit Facility. Under this amendment, the maximum revolving borrowing limit was reduced from $70.0 million to $60.0 million to more closely reflect our borrowing base (thereby reducing fees on unused amounts) with an option to increase the borrowing limit to $70.0 million at a later date. This amendment has no financial covenants until August 15, 2005. In lieu of covenants through August 15, 2005, a $5.0 million restriction on availability is in place. After August 15, 2005, the $5.0 million restriction is eliminated and no financial covenants exist as long as excess availability on the line remains above $15.0 million. If excess availability drops below $15.0 million we are required to maintain minimum EBITDA levels and other covenants. As of July 2, 2005, the Company had approximately $17,461 in availability under the revolving credit facility before the $5,000 restriction, loans drawn under the credit facility amounted to $15,905, and letters of credit outstanding amounted to $21,692.

In 1998, we entered into an agreement with Southwest Premier Properties, L.L.C. ("Southwest Premier"), an entity controlled by our principal stockholder, for the sale and leaseback of the land, structures and improvements of some of the our terminals. For financial accounting purposes, this transaction has been accounted for as a financing arrangement. Consequently, the related land, structures and improvements remain on our consolidated balance sheets. The initial lease term is for ten years with an option for an additional ten years at the then fair market rental rate. At the expiration of the original lease term, we have an option to purchase all of the properties, excluding certain surplus properties, for the then fair market value.

Since the fair value of the properties sold and leased back has always equaled or exceeded the proceeds from the financing arrangement, the annual lease payments have been reflected as a cost of the financing and recorded as interest expense. During 2005 and 2004, $0.2 million and $0.3 million ,respectively, of these properties were sold and accounted for as a reduction in the financing obligation and a reduction in property. The amount outstanding under the financing agreement was $22.7 and $22.9 million respectively at July 2, 2005 and December 31, 2004. If we exercise the fair value purchase option, the excess of the amount paid over the recorded financing obligation will be reflected as additional interest expense. If the fair value purchase option is not exercised at the end of the lease term, the excess of the recorded financing obligation over the net book value of the related properties will be reflected as a gain on the financing arrangement.

Off-Balance Sheet Arrangements

Certain of our terminals and revenue equipment are financed off-balance sheet through operating leases. As of July 2, 2005, 47 of our terminals, including seven owned by related parties, were subject to operating leases.

Terminals and revenue equipment held under operating leases are not carried on our consolidated balance sheets, and lease payments in respect of such terminals and revenue equipment are reflected in our consolidated statements of operations in the line items "Building and equipment rentals" and "Building and equipment rentals - related parties." Our total rental expense related to operating leases, including rent paid to related parties, was $2.9 million for the first six months of 2005, compared to $2.9 million for the first six months of 2004. The total amount of remaining payments under operating leases as of July 2, 2005 was $24.5 million, with $6.0 million due in the next 12 months.

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

Income Taxes. Significant management judgment is required in determining the provision for income taxes and in determining whether deferred tax assets will be realized in full or in part. Deferred tax assets and liabilities are measured using enacted tax rates that are expected to apply to taxable income in years in which the temporary differences are expected to be reversed. Under SFAS No. 109 and applicable interpretations, in 2004, the Company established a $4.9 million valuation allowance for deferred tax assets. Despite the requirements for such allowance, the Company believes that the remaining net deferred tax assets will be realized through future taxable income. As of July 2, 2005, the valuation allowance for deferred tax assets was approximately $10.4 million.

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

Our market risk is also affected by changes in interest rates. Historically, we have used a combination of fixed rate and variable rate obligations to manage our interest rate exposure. Fixed rate obligations expose us to the risk that interest rates might fall. Variable rate obligations expose us to the risk that interest rates might rise. We did not have any interest rate swaps at July 2, 2005, although we may enter into such swaps in the future if we deem appropriate.

Our variable rate obligation consists of our credit facility. Our credit facility, provided there has been no default, carries a variable interest rate based on either the prime rate or LIBOR. We currently have $15.9 million in drawings under our New Credit Facility at July 2, 2005, a one percentage point increase in LIBOR rates would increase our annual interest expense by $159,000.

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

Subsequent to December 31, 2004, we have undertaken the following measures to remediate the material weaknesses in internal control over financial reporting discussed above:

o Our rate auditor, who was hired in the fourth quarter of 2004, is being trained to effectively audit a representative sample of revenue transactions on a daily basis, in order to monitor the accuracy of billing entries being made to our billing system. Our traffic manager, to ensure additional accuracy, is auditing a sample of the rate auditor's work. In addition, our pricing personnel are comparing changes in customer contracts and tariffs to the billing system in order to ensure such changes are being made timely and accurately. We continue to monitor the rate audit process and assess its effectiveness. While we believe that as of July 2, 2005 this control is remediated, nevertheless we have not yet tested it to ensure its full remediation. We expect to begin testing in the third quarter of 2005.

o Physical inventories of tires and spare parts will be completed by us at least semi-annually. Our accounting department has implemented a control to reconcile physical counts of tires and spare parts to the general ledger on a quarterly basis. We conducted a physical inventory at the end of the 2005 first and second quarters that resulted in no material changes to our consolidated balance sheet.

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

In June and July 2004, three stockholder class actions were filed against us and certain of our officers and directors. The class actions were filed in the United States District Court - Western District of Texas and generally alleged that false and misleading statements were made in our initial public offering registration statement and prospectus, during the period surrounding our initial pubic offering and up to the press release dated June 16, 2004. The class actions were subsequently consolidated in the United States District Court - Western District of Texas under the title In re Central Freight Lines Securities Litigation. The Oklahoma Firefighters Pension and Retirement System has been named lead plaintiff in the consolidated action, and a Consolidated Amended Class Action Complaint was filed on May 9, 2005. The Consolidated Amended Class Action Complaint generally alleges that false and misleading statements were made in our initial public offering registration statement and prospectus, during the period surrounding our initial pubic offering and up to March 17, 2005. On July 8, 2005, we responded to the Consolidated Amended Class Action Complaint by filing a motion to dismiss. We do not believe there is any factual or legal basis for the allegations and we intend to vigorously defend against the suits. We have informed our insurance carrier and have retained outside counsel to assist in our defense. Prior to December 12, 2004, we maintained a $5.0 million directors' and officers' insurance policy with a $350,000 deductible. On December 12, 2004, we increased our directors' and officers' insurance coverage. We currently maintain a $15.0 million directors' and officers' insurance policy with a $350,000 deductible. In the 2004 third quarter, in connection with this litigation, we recorded an expense of $350,000, representing the full deductible amount under our current directors' and officers' insurance policy.

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

Item 3.  Defaults Upon Senior Securities.

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Stockholders of Central Freight Lines, Inc. was held on May 3, 2005, for the purposes of electing five directors for one-year terms. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934, and there was no solicitation in opposition to management's nominees for director. Each of management's nominees for director as listed in the Proxy Statement was elected.

    The voting tabulation on the election of directors was as follows:

                                 Shares Voted                      Shares Voted
                                     "FOR"                            "ABSTAIN"

Robert V. Fasso                  13,932,176                             199,123
Jerry Moyes                      13,344,306                             786,993
John Breslow                     13,899,541                             231,758
John Campbell Carruth            13,942,481                             188,818
Porter J. Hall                   13,898,491                             232,808

Item 5.  Other Information.

On August 9, 2005, the Company's Board of Directors approved the amendment of certain provisions of the Company's form of Stock Option Agreement for use under the Company's Incentive Stock Plan. Previously, the form of Stock Option Agreement provided for termination of vested options immediately upon involuntary termination of employment, thirty days after voluntary termination of employment, three years after termination of employment due to retirement with the consent of the Board of Directors or disability, twelve months after death, and in all events ten years after the grant date. As amended, the form of Stock Option Agreement will provide for termination of vested options immediately upon involuntary termination of employment on account of gross misconduct, ninety days after involuntary termination of employment for any other reason, thirty days after voluntary termination of employment, three years after termination of employment due to retirement with the consent of the Board of Directors or disability, twelve months after death, and in all events ten years after the grant date. A copy of the form of Stock Option Agreement, as amended, is filed as Exhibit 10.28 to this report on Form 10-Q.

On August 9, 2005, the Company's Board of Directors also approved the amendment of all existing Stock Option Agreements signed by the Company with respect to options previously granted in order to conform with the above changes to the provisions regarding termination of vested options in the form of Stock Option Agreement. The existing Stock Option Agreements thus amended included Stock Option Agreements between the Company and certain of its executive officers.



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

             4.2                    Bylaws of Central  Freight  Lines,  Inc.,  a Nevada  corporation.  (Incorporated  by  reference to Exhibit 3.2 to this Report on Form 10-Q.)

             10.27                  First Amendment to Amended and Restated Credit Agreement,  dated May 12, 2005, by and among
                                    Central Freight Lines,  Inc., a Texas  corporation,  Required Lenders under the Credit
                                    Agreement,  Bank of America,  N.A., in its capacity as Agent for Lenders under the Credit
                                    Agreement.  (Incorporated by reference to Exhibit  10.27 to the  Company's  Report on Form 10-Q
                                    for the  quarterly  period ended April 2, 2005.)

             10.28*                 Form of Stock Option Agreement.

             11.1                   Schedule of  Computation  of Net Income Per Share  (Incorporated  by  reference to Note 5, Loss
                                    Per Share, in the Notes to Consolidated Financial Statements contained in this Report on Form
                                    10-Q.)

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


August 10, 2005

                               Central Freight Lines, Inc.





                               /s/ Jeffrey A. Hale
                              ____________________
                              Jeffrey A. Hale
                              Senior Vice President and Chief Financial Officer

                                  EXHIBIT 10.28


                         FORM OF STOCK OPTION AGREEMENT


THIS STOCK OPTION AGREEMENT (this "Agreement") is made as of ____________ (the "Grant Date") to document a stock option grant effective ___________ (the "Effective Date") between Central Freight Lines, Inc., a Nevada corporation (the "Company"), and ______________________, a key employee of an operating subsidiary of the Company (the "Optionee").

                                   BACKGROUND


By this Agreement, the Company and the Optionee desire to establish the terms upon which the Company is willing to grant to the Optionee, and upon which the Optionee is willing to accept from the Company, an option to purchase shares of Class A Common Stock of the Company ("Common Stock"). The option is granted under the Company's Incentive Stock Plan (the "Plan") adopted by the Board of Directors and Stockholders effective May 6, 1997, and assumed by the Company from Central Freight Lines, Inc., a Texas corporation, on December 31, 2000. Capitalized terms used herein and not otherwise defined herein shall have the meanings ascribed in the Plan.

                                   AGREEMENTS

1. Grant of Stock Option. Subject to the terms and conditions herein and in the Plan, the Company grants to the Optionee the right and option (the "Option") to purchase from the Company all or any part of an aggregate
      Address2 shares of Common Stock, authorized but unissued or, at the option of the Company, treasury stock if available (the "Option Shares"). To the extent allowable, the grant of Option Shares is intended to qualify as an incentive stock option ("ISO"), as such term is defined under Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"). The exercise price of the Option Shares shall be $_____ per share (the "Purchase Price").

2. Exercise of Option. Subject to the terms and conditions of this Agreement and the Plan, the vested portion of the Option may be exercised only by completing and signing a written notice in substantially the following form:

I hereby exercise [all/part of] the Option granted to me by Central Freight Lines, Inc., a Nevada corporation, and elect to purchase ____________________ (__________) shares of the Company's Class A Common Stock for $_____ per share.

3. Payment of Purchase Price. Payment of the Purchase Price may be made as follows:

a. In United States dollars in cash or by check, bank draft, or money order payable to the Company.

b. At the sole discretion of the Board, through the delivery of shares of Common Stock with an aggregate Fair Market Value at the date of such delivery equal to the Purchase Price.

c. At the sole discretion of the Board, through the surrender of part of the Option or other exercisable options having a difference between (i) the exercise price of such surrendered Options and (ii) the Fair Market Value of the Common Stock equal to the Purchase Price.

d. At the sole discretion of the Board, in any combination of Sections 3.a., 3.b., and 3.c. above.

The Board in its sole discretion shall determine acceptable methods for surrendering Common Stock or options as payment upon exercise of the Option and may impose such limitations and conditions on the use of Common Stock or options to exercise the Option as it deems appropriate. Among other factors, the Board will consider the restrictions of Rule 16b-3 of the Exchange Act or any successor rule.

4. Vesting and Exercisability of Option. Subject to the provisions of Sections 5, 7, and 8 hereof, the Option shall vest and may be exercised by the Optionee in whole or in part from time to time, but only in accordance with the following schedule:

                    Date                                     Cumulative Percentage of Option Shares Vested and as to which Option may be Exercised
First Anniversary of Effective Date                                                         20%
Second Anniversary of Effective Date                                                        40%
Third Anniversary of Effective Date                                                         60%
Fourth Anniversary of Effective Date                                                        80%
Fifth Anniversary of Effective Date                                                        100%

Not withstanding anything herein to the contrary, no vesting shall occur in the event of termination of Optionee's Continuous Status as an Employee or if the Option has otherwise terminated under this Agreement prior to such date.

5. Termination of Option. The Option, to the extent not already exercised, shall terminate upon the first to occur of the following dates:

a. The date on which the Optionee's employment by the Company is involuntarily terminated for gross misconduct. For purposes of this Agreement, "gross misconduct" means any act by the Optionee which deliberately or willfully violates the Company's rules, deliberately or willfully threatens or violates the Company's interests, shows a repeated disregard for the Optionee's obligations to the Company, or disregards standards of behavior which the Company has a right to expect of the Optionee.

b. Ninety (90) days after involuntary termination for any reason other than gross misconduct;

c.   Thirty (30) days after voluntary termination;
d. Three years after termination due to retirement with the consent of the Board or disability (provided, that Optionee recognizes that he or she may not receive ISO tax treatment as to any part of the Option exercised more than twelve (12) months after termination of employment due to disability or three (3) months after termination due to retirement);

e.   Twelve (12) months after the Optionee's death; or

f. Notwithstanding any other provision herein, the date ten years after the Grant Date.

6. Adjustments. In the event of any stock split, reverse stock split, stock dividend, business combination, reclassification, or similar event, the number of Optioned Shares (including any Option Shares outstanding after termination of employment or death) and the Purchase Price per share shall be proportionately and appropriately adjusted without any change in the aggregate Purchase Price to be paid therefor upon exercise of the Option. The determination by the Board as to the terms of any of the foregoing adjustments shall be final, binding, and conclusive.

7. Liquidation, Sale of Assets, or Merger. In the event of a proposed dissolution or liquidation of the Company, the Option shall terminate immediately prior to the consummation of such proposed action, unless otherwise provided by the Board. In the event of a proposed sale of all or substantially all of the assets of the Company, or the merger of the
     Company with or into another corporation, the Option shall become immediately exercisable with respect to all then outstanding Option Shares (whether or not vested) and the Optionee may elect, during the period commencing on the date that such sale or merger is consummated and ending at the closing of business on the thirtieth (30th) day following the date of such sale or merger, to exercise the Option in whole or in part. In the event the thirtieth (30th) day referred to in this Section shall fall on a day that is not a business day, then the thirtieth (30th) day shall be deemed to be the next following business day.

8. Acquisition. If any person, corporation, or other entity or group thereof other than Jerry Moyes, Ronald Moyes, and entities or trusts controlled by either (the "Acquiror"), acquires (an "Acquisition"), other than by merger or consolidation or purchase from the Company, the beneficial ownership (as that term is used in Section 13(d)(1) of the Exchange Act and the rules and regulations promulgated thereunder) of shares of the Company's stock which, when added to any other shares, the beneficial ownership of which is held by the Acquiror, shall have the right to cast more than 51% of the votes that are entitled to be cast at meetings of stockholders, any portion of the Option that was not currently exercisable prior to the date of the Acquisition shall become immediately exercisable and the Optionee may elect, during the period commencing on the date of the Acquisition and ending at the closing of business on the thirtieth (30th) day following the date of the Acquisition, to exercise the Option in whole or in part. In the event the thirtieth (30th) day referred to in this Section 8 shall fall on a day that is not a business day, then the thirtieth (30th) day shall be deemed to be the next following business day.

9. Notices. Any notice to be given under the terms of the Agreement ("Notice") shall be addressed to the Company in care of its President at 5601 W. Waco Drive, Waco, Texas 76710, or at its then current corporate headquarters. Notice to be given to the Optionee shall be addressed to him or her by hand delivery or at his or her then current residential address as appearing on the payroll records. Notice shall be deemed duly given when enclosed in a properly sealed envelope and deposited by certified mail, return receipt requested, in a post office or branch post office regularly maintained by the United States Government.

10. Transferability of Option. The Option shall not be transferable by the Optionee and may be exercised during the life of the Optionee only by the Optionee, unless otherwise set forth in the Plan.

11. Optionee Not a Stockholder. The Optionee shall not be deemed for any purposes to be a stockholder of the Company with respect to any of the Option Shares except to the extent that the Option has been exercised, payment made, and a stock certificate issued.

12. Disputes or Disagreements. The Optionee agrees, for himself and his personal representatives, that any disputes or disagreements which arise under or as a result of or pursuant to this Agreement shall be determined by the Board in its sole discretion, and that any interpretation by the Board of the terms of this Agreement shall be final, binding, and conclusive.

13. Withholding. The Optionee acknowledges that under certain circumstances, including but not limited to a "disqualifying disposition" of an ISO under
     Section 422(a)(i) of the Code, Optionee may recognize ordinary income, which, for tax purposes, is considered payment of wages for services. As a result, the Company may have certain tax withholding and reporting obligations. The Company shall not be obligated to issue any stock certificate upon the exercise of the right to purchase, or the transfer of, Option Shares until the Optionee has delivered sufficient funds to cover all income, FICA, FUTA and other applicable tax withholding. Optionee shall notify the Company of any disqualifying disposition of Option Shares (currently, any disposition within two years of the Grant Date or one year of the exercise date) and take all actions necessary for the Company to obtain a tax deduction if compensation income is deemed to result from any exercise or disposition. Optionee shall indemnify and hold the Company harmless against any loss it may experience as a result of Optionee's failure to comply with this Section 13. At the Board's sole discretion, to satisfy the Company's withholding obligations, the Company may retain such number of shares of Common Stock subject to the exercised Option which have an aggregate Fair Market Value on the date of exercise equal to the Company's aggregate federal, state, local, and foreign tax withholding obligations as a result of the exercise of the Option by Optionee. The Board may consider the Optionee's preference in making such determination, but the Optionee acknowledges that the Board is under no obligation to follow or even consider Optionee's preference, and that the Board will consider the Section 16 restrictions of the Exchange Act, including the holding period, advance notice and election windows required for any withholding of shares to be exempt.

14. Right of First Refusal. The Optionee may sell or transfer any or all of the Common Stock owned by him or her to any person who makes a good faith, bona fide offer therefor, but prior to an initial public offering of the Common Stock of the Company, the Company shall have the right of first refusal to purchase such Common Stock from the Optionee as set forth below. The Optionee shall give prior notice in writing (the "Offer Notice") to the Company of each intended sale or transfer, which Offer Notice shall contain all the terms of the proposed transfer or disposition, including, without limitation, the name and address of the prospective transferee, the purchase price and other terms and conditions of payment, and the number of shares of Common Stock to be disposed of by the Optionee (such shares being referred to herein as the "Offered Stock"). The Optionee shall specifically represent and warrant in such Offer Notice that the above terms reflect an actual bona fide offer that the Optionee intends to accept, subject to compliance with the terms of this Agreement. The Company shall have a prior right to purchase the Offered Stock on the terms and conditions set forth in this Section 14. The price and terms to the Company under this right of first refusal shall be the price and terms set forth in the Offer Notice.

a.   By notice (the "Company Notice") to the Optionee given not more than thirty
     (30) days after the date of the mailing of the Offer Notice, the Company shall specify if it desires to purchase all, but not less than all, of the Offered Stock.

b. If, after following the procedures outlined in Section 14.a. above, the Offered Stock is not subscribed for by the Company, the Optionee, for a period of sixty (60) days following expiration of the thirty (30) day period provided in Section 14.a., shall then be free to sell the Offered Stock, free and clear of all the restrictions contained in this Agreement, but only to the purchaser named in the Offer Notice and only upon the terms specified therein. If the Optionee fails to consummate such sale to such purchaser on such terms and conditions within such sixty (60) day period, any sale or other transfer by the Optionee to any person shall again be subject to the right of first refusal specified in this Section 14.

c. If the Company subscribes for the Offered Stock, then such Offered Stock shall be sold to the Company. On a date no later than fifteen days (15) days following the date of the Company Notice the Company shall deliver to the Secretary of the Company for delivery to the Optionee upon delivery of the certificates provided herein, together with stock powers attached thereto, the amount of the purchase price for the Offered Stock.

d. The Company's right of first refusal with respect to the Offered Stock shall expire on the date of the initial public offering of the Common Stock of the Company, and thereafter any right of the Company to repurchase its outstanding stock shall be governed by federal and state securities laws.

IN WITNESS WHEREOF, the Company has caused this instrument to be executed by its duly authorized officer, and the Optionee has hereunto affixed his or her signature.


CENTRAL FREIGHT LINES, INC.,                                      OPTIONEE
a Nevada corporation


By:      ________________________________________               ____________
         Robert V. Fasso, Chief Executive Officer

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

Date:    August 10, 2005

                                                /s/ Robert V. Fasso
                                                _____________________
                                                Robert V. Fasso
                                                Chief Executive Officer

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

Date:    August 10, 2005

                                                /s/ Jeffrey A. Hale
                                                ___________________
                                                Jeffrey A. Hale
                                                Chief Financial Officer

                                  EXHIBIT 32.1


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Central Freight Lines, Inc. (the "Company") on Form 10-Q for the period ended July 2, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert
V. Fasso, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                                                /s/ Robert V. Fasso
                                                ___________________
                                                Robert V. Fasso
                                                Chief Executive Officer
                                                August 10, 2005

                                  EXHIBIT 32.2


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Central Freight Lines, Inc. (the "Company") on Form 10-Q for the period ended July 2, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jeffrey
A. Hale, Chief Financial Officer of the Company,  certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                                                /s/ Jeffrey A. Hale
                                                ___________________
                                                Jeffrey A. Hale
                                                Chief Financial Officer
                                                August 10, 2005