Form 10-Q
period 2005-10-01
CENTRAL FREIGHT LINES INC
filed 2005-11-10
CIK 1085636

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    Form 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 1, 2005

                                       or
/ /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

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


                                 Not applicable

        (Former name or former address, if changed since the last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. X Yes         No
                  -----       -----

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Exchange Act.) X Yes           No
                                            ------        -----

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes     X No
                                -----   ------

     The number of shares of common stock outstanding at November 10, 2005 was 18,263,450.


                           Central Freight Lines, Inc.
                                    Form 10-Q
               Three months and nine months ended October 1, 2005




                                Table of Contents

                                                                                                       Page Number

Part I. Financial Information

         Item 1.  Financial Statements

           Consolidated Balance Sheets as of October 1, 2005 (Unaudited) and
               December 31, 2004                                                                              3

           Consolidated Statements of Operations (Unaudited) for the Three Months
               and Nine Months ended October 1, 2005 and October 2, 2004                                      4

           Consolidated Statements of Cash Flows  (Unaudited) for the Nine
               Months ended  October 1, 2005 and October 2, 2004                                              5

           Notes to Consolidated Financial Statements (Unaudited)                                             6

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                                                         14

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                 29

         Item 4.  Controls and Procedures                                                                    30

Part II.  Other Information

         Item 1.  Legal Proceedings                                                                          31

         Item 2.  Unregistered Sales of Equity Securities and Use
                  of  Proceeds                                                                               32

         Item 3.  Defaults Upon Senior Securities                                                            32

         Item 4.  Submission of Matters to a Vote of Security Holders                                        32

         Item.5.  Other Information                                                                          32

         Item 6.  Exhibits                                                                                   33

         Signatures                                                                                          34

         Exhibits                                                                                            35




                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                  CENTRAL FREIGHT LINES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      October 1, 2005 and December 31, 2004
                        (In thousands, except share data)

                                                                                            2005
                                                                                         (Unaudited)                2004
           Assets                                                                    -------------------      ----------------
Cash and cash equivalents                                                              $       356             $      2,144
Restricted cash                                                                                  -                   20,825
Accounts receivable less allowance for doubtful accounts and revenue                        46,959                   51,582
  adjustments of $10,848 in 2005 and $7,854 in 2004
Other current assets                                                                         9,605                    8,655
Deferred income taxes                                                                       10,247                    6,689
                                                                                      ------------------      ----------------
       Total current assets                                                                 67,167                   89,895
Property and equipment, net                                                                115,333                  135,274
Goodwill                                                                                         -                    4,324
Other assets                                                                                 8,168                    7,761
                                                                                      -------------------     ----------------
         Total assets                                                                  $   190,668             $    237,254
                                                                                     ===================      ================

           Liabilities and stockholders' equity
Liabilities:
Current maturities of long-term debt                                                   $     7,616             $     10,958
Short-term notes payable                                                                     3,964                   28,108
Trade accounts payable                                                                      15,910                   23,835
Trade accounts payable - related parties                                                     1,157                      988
Accrued expenses                                                                            31,699                   23,050
                                                                                      -------------------     ----------------
         Total current liabilities                                                          60,346                   86,939

Long-term debt, excluding current maturities                                                26,180                   21,884
Related party financing                                                                     22,716                   22,852
Deferred income taxes                                                                       10,247                    8,375
Claims and insurance accruals                                                               11,177                    9,646
                                                                                      --------------------    ----------------
         Total liabilities                                                                 130,666                  149,696
                                                                                      --------------------    ----------------
Commitments and contingencies

Stockholders' equity:
  Preferred stock; $0.001 par value per share; 10,000,000 shares authorized;
  none issued or outstanding                                                                     -                        -
Common Stock; $0.001 par value per share; 100,000,000 shares authorized,
  18,263,450 and 18,188,894 shares issued and outstanding as of
  October 1, 2005 and December 31, 2004                                                         18                       18
Additional paid-in capital                                                                 109,722                  109,554
Unearned compensation                                                                         (186)                    (266)
Accumulated deficit                                                                        (49,552)                 (21,748)
                                                                                      -------------------     ----------------
         Total stockholders' equity                                                         60,002                   87,558
                                                                                      -------------------     ----------------

         Total liabilities and stockholders' equity                                    $   190,668             $    237,254
                                                                                      ===================    ================

See accompanying notes to consolidated financial statements.




                  CENTRAL FREIGHT LINES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (Unaudited, in thousands, except per share data)

                                                                       Three months ended                 Nine months ended
                                                                 --------------------------------  --------------------------------
                                                                   October 1,       October 2,       October 1,       October 2,
                                                                      2005             2004             2005             2004
                                                                 ----------------  --------------  ---------------  ---------------
Operating revenues                                                $      94,335     $    98,539     $   283,175      $   301,090
                                                                 ----------------  --------------  ---------------  ---------------
Operating expenses:
  Salaries, wages and benefits                                           53,296          57,818         158,242          173,558
  Purchased transportation                                                9,207          10,621          27,154           33,313
  Purchased transportation - related parties                              4,038           3,590          11,991           11,832
  Operating and general supplies and expenses                            23,698          22,235          67,402           61,387
  Operating and general supplies and expenses - related parties              31              91             228              225
  Insurance and claims                                                    6,268           8,909          18,029           19,783
  Building and equipment rentals                                          1,152           1,176           3,178            3,149
  Building and equipment rentals - related parties                          449             450           1,347            1,346
  Depreciation and amortization                                           4,568           4,408          13,572           12,278
  Goodwill impairment                                                     4,324              --           4,324               --
                                                                 ----------------  --------------  ---------------  ---------------

      Total operating expenses                                          107,031         109,298         305,467          316,871
                                                                 ----------------  --------------  ---------------  ---------------

  Loss from operations                                                  (12,696)        (10,759)        (22,292)         (15,781)
Other expense:
  Interest expense                                                         (894)           (399)         (2,547)            (972)
  Interest expense - related parties                                     (1,525)         (1,533)         (4,651)          (4,675)
                                                                 ----------------  --------------  ---------------  ---------------

      Loss before income taxes                                          (15,115)        (12,691)        (29,490)         (21,428)

Income taxes:
  Income tax benefit                                                      1,686           4,793           1,686            9,858
                                                                 ----------------  --------------  ---------------  ---------------

      Net loss                                                    $     (13,429)    $    (7,898)    $   (27,804)     $   (11,570)
                                                                 ================  ==============  ===============  ===============
Net loss per share:
    Basic                                                         $       (0.74)    $     (0.43)    $     (1.53)     $     (0.65)
    Diluted                                                               (0.74)          (0.43)          (1.53)           (0.65)

Weighted average outstanding shares:
    Basic                                                                18,244          18,158          18,217           17,903
    Diluted                                                              18,244          18,158          18,217           17,903




See accompanying notes to consolidated financial statements.



                  CENTRAL FREIGHT LINES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              Nine Months Ended October 1, 2005 and October 2, 2004
                            (Unaudited, in thousands)

                                                                                      2005                 2004
                                                                                -----------------    -----------------
Cash flows from operating activities:
     Net loss                                                                    $  (27,804)          $  (11,570)
     Adjustments to reconcile net loss to
       net cash used in operating activities:
         Bad debt expense                                                             2,461                  744
         Equity in  income of affiliate                                                   7                   28
         Depreciation and amortization                                               13,572               12,278
         Goodwill impairment                                                          4,324                   --
         Amortization of deferred financing fees                                        506                   --
         Deferred income taxes                                                       (1,686)              (9,999)
         Decrease in unearned compensation                                               80                  165
         Change in operating assets and liabilities, net
            of purchase accounting effects:
              Accounts receivable                                                     2,162               (5,556)
              Other assets                                                           (1,125)                (934)
              Trade accounts payable                                                 (7,925)               1,106
              Trade accounts payable - related parties                                  169                  (33)
              Claims and insurance accruals                                            (240)               5,902
              Accrued expenses                                                       10,096                  575
                                                                                -----------------    -----------------
                  Net cash used in operating activities                              (5,403)              (7,294)
                                                                                -----------------    -----------------

Cash flows from investing activities:
     Additions to property and equipment                                             (1,747)             (25,947)
     Proceeds from sale of property and equipment                                     9,469                3,876
     Cash paid for acquisition of business                                               --               (9,058)
                                                                                -----------------    -----------------
                  Net cash provided by (used in) investing activities                 7,722              (31,129)
                                                                                -----------------    -----------------

Cash flows from financing activities:
     Restricted cash                                                                 20,825              (18,852)
     Proceeds from long-term debt                                                     9,493                   --
     Repayments of long-term debt                                                    (8,474)              (6,409)
     Proceeds from (repayments of) short-term debt                                    3,279                   --
     (Repayment of) proceeds from securitization facility                           (27,300)              25,300
     Exercise of stock options                                                          168                1,052
     Payment of deferred financing fees                                              (2,098)                  --
                                                                                -----------------    -----------------

                  Net cash (used in) provided by financing activities                (4,107)               1,091
                                                                                -----------------    -----------------
                  Net decrease in cash                                               (1,788)             (37,332)
Cash at beginning of period                                                           2,144               41,493
                                                                                -----------------    -----------------
Cash at end of period                                                            $      356       $        4,161
                                                                                =================    =================
Supplemental disclosure of cash flow information:
    Cash paid for:
                     Interest                                                    $    7,397           $    5,788
                     Income taxes                                                $        -           $      179
    Non-cash transaction:
                      Note payable for acquisition of business                   $        -           $    1,023


See accompanying notes to consolidated financial statements.

                  CENTRAL FREIGHT LINES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                    (In thousands, except per share amounts)


(1) Basis of Presentation

     Interim Financial Statements: The accompanying consolidated financial statements of Central Freight Lines, Inc. and its wholly owned subsidiaries (the "Company") have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Quarterly Reports on Form 10-Q and Rule 10-01 of Regulation S-X, and should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2004. Accordingly, significant accounting policies and other disclosures normally provided have been omitted since such information is provided therein.

     In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly our consolidated financial position as of October 1, 2005, the consolidated results of our operations for the three months and nine months ended October 1, 2005 and October 2, 2004 and our consolidated cash flows for the nine months ended October 1, 2005 and October 2, 2004. The results of our operations for the nine months ended October 1, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

 (2) Liquidity and Going Concern

     The Company has experienced recurring negative cash flows attributable primarily to operating losses. As a result of such negative cash flows and losses, there is substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

     Management is aggressively pursuing all aspects of its previously announced turnaround plans which include: improving revenue yield, reducing cost structure, streamlining freight movements, improving employee efficiency, and reducing insurance and claims expense.

     In addition, management is seeking ways to increase liquidity. In November, a second amendment to the Company's primary credit facility was negotiated to increase liquidity by $5,000. In addition to amounts available under our credit facility, at October 1, 2005, the Company also had assets held for sale that the Company expects to generate approximately $6,500 in net proceeds. The Company is attempting to sell these assets in the next three to six months, although there can be no assurance that the proceeds will, in fact, be received during this time period or at all.

(3) Revenue Recognition

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

(4) Stock-Based Compensation

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


                                                                    Three months ended                Nine months ended
                                                               -----------------------------   --------------------------------
                                                                October 1,      October 2,       October 1,       October 2,
                                                                   2005            2004             2005             2004
                                                               -------------   -------------   ---------------   --------------
Net loss, as reported:                                          $ (13,429)      $  (7,898)      $ (27,804)        $ (11,570)
Add:
     Stock-based employee compensation expense included
     in reported net loss, net of related tax effects                  27              46              80               165
Deduct:
     Total stock-based employee compensation expense
         determined under fair value based method for all
         awards, net of related tax effects (see below)              (110)           (190)         (2,535)             (502)
                                                               -------------   -------------   ---------------   --------------
Pro forma net loss                                              $ (13,512)      $  (8,042)      $ (30,259)        $ (11,907)
                                                               =============   =============   ===============   ==============

Net loss per share:
  Basic
       As reported                                              $  (0.74)       $  (0.43)       $  (1.53)         $  (0.65)
       Pro forma                                                   (0.74)          (0.44)          (1.66)            (0.67)
  Diluted
       As reported                                                 (0.74)          (0.43)          (1.53)            (0.65)
       Pro forma                                                   (0.74)          (0.44)          (1.66)            (0.67)



     In December 2004, the FASB issued Statement No. 123R ("SFAS 123R"), Share-Based Payment. This Statement is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based transactions with parties other than employees provided in SFAS 123R as originally issued and EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. This Statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, Employers' Accounting for Employee Stock Ownership Plans. SFAS 123R will require that compensation expense associated with stock options be recognized in the consolidated statement of operations, rather than as a footnote disclosure in the Company's consolidated financial statements. The Company will be required to adopt SFAS 123R in fiscal 2006. The Company has not yet determined the method of adoption or the effect of adopting SFAS 123R (see below).

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

     The primary purpose of the accelerated vesting was to eliminate future compensation expense, which resulted in approximately $1,841 of additional pro forma compensation expense as reflected in the table above for the nine months ended October 1, 2005, beginning in the 2006 first quarter and ending in 2013, that the Company would have otherwise recognized in its consolidated statement of operations with respect to the accelerated options upon the adoption of SFAS 123R. The acceleration of the vesting of these options did not result in a charge based on accounting principles generally accepted in the United States of America.


(5) Acquisition

     In March 2004, the Company expanded into the Pacific Northwest through the purchase of a selected terminal network and rolling stock of Eastern Oregon Fast Freight ("EOFF"), a non-union LTL carrier that operated in the states of Oregon, Washington, and Idaho. The selected assets of EOFF were purchased for approximately $10,000, with the purchase price paid from cash reserves. The assets acquired were recorded at fair market value as determined by management based on information currently available and on assumptions as to future operations. Under terms of the agreement, the Company paid approximately $7,000 of the purchase price at closing, and an additional $2,136 during 2004. The Company made a $179 payment on the purchase price during the 2005 third quarter. The remaining unpaid purchase price of $685 is recorded on the consolidated balance sheet as short-term notes payable.


 (6) Loss Per Share

     The basic loss per share is calculated using the weighted average number of shares outstanding. The weighted average shares outstanding used in the calculation of the diluted loss per share includes the dilutive effect of options to purchase common stock, calculated using the treasury stock method as may be applicable. All outstanding options were considered anti-dilutive at October 1, 2005 and October 2, 2004.

The following table presents information necessary to calculate basic and diluted loss per share:


                                                            Three months ended                 Nine months ended
                                                       ------------------------------    -------------------------------
                                                        October 1,       October 2,       October 1,       October 2,
                                                           2005             2004             2005             2004
                                                       -------------    -------------    -------------    --------------
Net loss                                                $  (13,429)      $   (7,898)      $  (27,804)      $   (11,570)
                                                       =============    =============    =============    ==============

Weighted average shares outstanding - basic                 18,244           18,158           18,217            17,903
Common stock equivalents                                        --               --               --                --
                                                       -------------    -------------    -------------    --------------

Weighted average shares outstanding - diluted               18,244           18,158           18,217            17,903
                                                       =============    =============    =============    ==============
Basic loss per share                                         (0.74)           (0.43)           (1.53)            (0.65)
Diluted loss per share                                       (0.74)           (0.43)           (1.53)            (0.65)
Anti-dilutive  unexercised options excluded
        from calculation                                     1,454            1,810            1,454             1,810

                                     Page 8

                  CENTRAL FREIGHT LINES, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -continued
                    (In thousands, except per share amounts)

(7) Debt and Related Party Financing

(a) Long-term Debt

Long-term debt consists of the following at October 1, 2005 and December 31, 2004:

                                                     2005             2004
                                                 ----------        ---------

              Capital lease obligations          $  25,450         $ 32,842
              Real Estate                            8,007               --
              Notes Payable (Autos)                    339               --
              Less:  Current portion                (7,616)         (10,958)
                                                 ----------        ---------
                                                 $  26,180         $ 21,884
                                                 ==========        =========

(b) Short-term Notes Payable

     On July 28, 2004, the Company and SunTrust Bank entered into an amended and restated revolving credit facility (the "Amended and Restated Revolving Facility"), to increase borrowing capacity to $30,000, and to extend the maturity date to April 30, 2006. On November 5, 2004, the Company executed a first amendment to the Amended and Restated Revolving Credit Facility. Under the first amendment to the Amended and Restated Revolving Facility, the Company could have received up to an aggregate of $30,000 of proceeds in the form of letters of credit, only. The Amended and Restated Revolving Facility accrued interest at a variable rate equal, at the Company's option, to either (a) the bank's prime lending rate minus an applicable margin, or (b) LIBOR plus an applicable margin. The Amended and Restated Revolving Facility was secured by certain revenue equipment, and letters of credit that were issued were secured by cash collateral which was recorded as restricted cash on the Company's consolidated balance sheet at December 31, 2004. The facility contained, among other things, certain financial and non-financial covenants.

     On January 31, 2005, the Company entered into a four-year senior secured revolving credit facility and letter of credit sub-facility (as amended on May 12, 2005, the "New Credit Facility") with Bank of America, N.A., as Agent, and certain other lenders from time to time party to the New Credit Facility. The New Credit Facility terminates on January 31, 2009.

     Subject to the terms of the New Credit Facility, the maximum revolving borrowing limit under the New Credit Facility is the lesser of (a) $60,000, or
(b) 85% of the Company's eligible accounts receivable, plus 85% of the net orderly liquidation value of the Company's eligible rolling stock owned as of January 31, 2005, plus 85% of the cost of eligible rolling stock acquired by Borrower after January 31, 2005. Letters of Credit under the New Credit Facility are subject to a sub-limit of $40,000 and are not required to be secured by cash.

     Borrowings under the New Credit Facility bear interest at the base rate, as defined, plus an applicable margin of 0.00% to 1.00%, or LIBOR plus an applicable margin of 1.50% to 2.75%, based on the average quarterly availability under the New Credit Facility. Letters of credit under the New Credit Facility are subject to an applicable letter of credit margin of 1.25% to 2.50%, based on the average quarterly availability under the New Credit Facility. The New Credit Facility also prescribes additional fees for an unused line of credit fee of 0.25% to 0.375%, based on aggregate amounts outstanding.

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

     The New Credit Facility (inclusive of a second amendment entered into November 9, 2005) contains certain restrictions and covenants relating to, among other things, minimum EBITDA levels, fixed charge coverage ratio, cash flow, capital expenditures, acquisitions and dispositions, sale-leaseback transactions, additional indebtedness, additional liens, dividends and distributions, investment transactions, and transactions with affiliates. However, if our borrowing availability is in excess of $10,000, financial covenants will not apply. The New Credit Facility includes usual and customary events of default for a facility of this nature and provides that, upon the occurrence and continuation of an event of default, payment of all amounts payable under the New Credit Facility may be accelerated, and the lenders' commitments may be terminated.

     Although it is a four-year credit facility, draws on the line are considered current based on evolving interpretations of Emerging Issues Task Force Bulletin 95-22 Balance Sheet Classifications, Borrowings Outstanding Under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lock-Box Arrangement ("EITF 95-22"). EITF 95-22 requires revolving credit agreements with a required lock-box arrangement that include subjective acceleration clauses to be classified as current liabilities. The New Credit Facility includes a lock-box agreement and also allows the lender, in its reasonable credit judgment, to assess additional reserves against the borrowing base calculation and take certain other discretionary actions. For example, certain reserve requirements may result in an over advance borrowing position that could require an accelerated repayment of the over advance portion. Since the inception of this facility, the lender has not applied any additional reserves to the borrowing base calculation. However, the lender, in its reasonable credit judgment, can assess additional reserves to the borrowing base calculation to account for changes in our business or the underlying value of the collateral. The Company does not anticipate any changes that would result in any material adjustments to the borrowing base calculation, but the Company cannot be certain that additional reserves will not be assessed by the bank to the borrowing base calculation. The Company believes the provisions in the New Credit Facility are relatively common for credit facilities of this type and, while the Company does not believe that this accounting requirement accurately reflects the long-term nature of the facility, the Company acknowledges the requirements of EITF 95-22. Accordingly, the Company has classified borrowings under the New Credit Facility as a short-term obligation.

     On July 14, 2005, the Company announced that it had closed on several real estate transactions with net proceeds of approximately $15,200. These real estate transactions included the sale of approximately 14 excess acres in Phoenix, the sale-leaseback of one terminal, and the mortgage financing of three other properties. The sale and leaseback transaction generated $6,223 in net proceeds, and the Company signed a ten-year lease with a ten-year option. The Company determined that the sale-leaseback will be treated as an operating lease for accounting purposes. A gain of $316 was realized on this transaction, but has been deferred and will be recognized over the 10 year life of the lease. Rent for the first 12 months amounts to $607, and annual rent for the following nine years is subject to a 2% annual escalation factor. The mortgage financing generated $7,860 in net proceeds. The mortgage financing is to be repaid by July 12, 2010 based on a 20 year amortization schedule with an annual interest rate of 9.15%. Total payments per year are approximately $900 with a final payment of $7,176. The proceeds from the real estate transactions were used to repay amounts drawn on the Company's revolving credit facility with Bank of America. Following this repayment, and as of October 1, 2005, the Company's assets supported gross borrowings of $51,443, which has been reduced by the issuance of $22,499 of letters of credit for the Company's insurance programs, cash draws of $3,279 and a $15,000 block which was in place until either the Company could meet minimum EBITDA levels and fixed charge ratios set by the bank or renegotiate the terms of the New Credit Facility, leaving available credit on the current facility of $10,665. On November 9, 2005, the Company entered into a second amendment to the New Credit Facility. This amendment lowered the $15,000 block to $10,000 thereby increasing available credit by an additional $5,000. The amount borrowed under the New Credit Facility at October 1, 2005 is $3,279. In addition, the Company expects to realize approximately $6,500 of net proceeds from assets currently held for sale over the next three to six months.

     In March 2004, the Company acquired certain assets of EOFF for approximately $10,000. The Company expects to finalize and settle this remaining liability before the end of 2005. Under terms of the agreement, the Company paid approximately $7,000 of the purchase price at closing, and an additional $2,136 during 2004. The Company made a $179 payment on the purchase price during the 2005 third quarter. The remaining $685 is recorded on the consolidated balance sheet as short-term notes payable.

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

     Since the fair value of the properties sold and leased back from Southwest Premier has always equaled or exceeded the proceeds from the financing arrangement, the annual lease payments have been reflected as a cost of the financing and recorded as interest expense. During 2005 and 2004, $136 and $301, respectively, of these properties were sold and accounted for as a reduction in the financing obligation and a reduction in property. The amount outstanding under the financing agreement was $22,716 and $22,852 at October 1, 2005 and December 31, 2004 respectively. If the Company exercises the fair value purchase option, the excess of the amount paid over the recorded financing obligation will be reflected as additional interest expense. If the fair value purchase option is not exercised at the end of the lease term, the excess of the recorded financing obligation over the net book value of the related properties will be reflected as a gain on the financing arrangement.

(8) Income Taxes

     At October 1, 2005 and December 31, 2004, the Company had a federal net operating loss carry forward of approximately $40,143 and $24,258, respectively, available to reduce future taxable income. The net operating loss generated in the first nine months of 2005 and all of 2004 amounted to $15,885 and $20,945, respectively, and expires in varying amounts beginning in 2023 if not utilized.

     Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

     Significant management judgment is required in determining the provision for income taxes and in determining whether deferred tax assets will be realized in full or in part. Deferred tax assets and liabilities are measured using enacted tax rates that are expected to apply to taxable income in years in which the temporary differences are expected to be reversed. Under SFAS No. 109 and applicable interpretations, in 2004, the Company established a $4,864 valuation allowance for deferred tax assets. As of October 1, 2005, the valuation allowance for deferred tax assets was approximately $14,762. Pursuant to the write off of goodwill required under SFAS 142 in the 2005 third quarter (note
12), the Company recognized a $1,686 deferred income tax benefit in the consolidated statements of operations.

                  CENTRAL FREIGHT LINES, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -continued
                    (In thousands, except per share amounts)
(9) Contingencies

     The Company is involved in certain claims and pending litigation arising from the normal conduct of business. Based on the present knowledge of the facts, management believes the resolution of the claims and pending litigation will not have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.

     In June and July 2004, three stockholder class actions were filed against the Company and certain officers and directors. The class actions were filed in the United States District Court - Western District of Texas and generally allege that false and misleading statements were made in the initial public offering registration statement and prospectus, during the period surrounding the initial public offering and up to the press release dated June 16, 2004. The class actions were subsequently consolidated in the United States District Court
- Western District of Texas under the title In re: Central Freight Lines Securities Litigation. The Oklahoma Firefighters Pension and Retirement System has been named lead plaintiff in the consolidated action, and a Consolidated Amended Class Action Complaint was filed on May 9, 2005. The Consolidated Amended Class Action Complaint generally alleges that false and misleading statements were made in our initial public offering registration statement and prospectus, during the period surrounding the initial public offering and up to March 17, 2005. On July 8, 2005, the Company responded to the Consolidated Amended Class Action Complaint by filing a motion to dismiss. On August 23, 2005, the lead plaintiff filed its opposition to this motion to dismiss, and on September 12, 2005, the Company filed a response in which it again requested dismissal of the Consolidated Amended Class Action Complaint.

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

 (10) Related-Party Transactions

     During the three months and nine months ended October 1, 2005 and October 2, 2004 the Company incurred approximately $4,038, $3,590, $11,991 and $11,832, respectively, for transportation services provided by companies for which the Company's principal stockholder is a Director. At October 1, 2005 and December 31, 2004, the Company had payables of $1,157 and $988, respectively, for these transportation services.

     During the three months and nine months ended October 1, 2005 and October 2, 2004, the Company incurred $31, $91, $228, and $225, for legal expenses respectively, to an entity owned by a stockholder of the Company.

     During the three months and nine months ended October 1, 2005 and October 2, 2004, the Company incurred $449, $450, $1,347, and $1,346, respectively, for building rental expense with related parties.

    See also Note 7(c).


(11) Employee Benefit Plan

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

(12)  Goodwill Impairment

     The Company adopted FASB Statement of Financial Accounting Standards No. 142 ("SFAS 142"), Goodwill and Other Intangible Assets, on January 1, 2002. As of that date, goodwill is no longer amortized (prior to the adoption of SFAS No. 142, goodwill had been amortized on a straight-line basis over 15 years), but is tested annually, or more frequently if a triggering event occurs, for impairment using a fair value approach.

     The Company performed the impairment test required by SFAS 142 as of the end of the 2005 third quarter. As a result of this analysis, the Company determined that the carrying value of its net assets exceeded fair value. Thus, the Company adjusted the carrying value of goodwill to fair value, resulting in the write off of all goodwill. As a result of this write off, the Company recognized and recorded an impairment charge of $4,324 in the 2005 third quarter.

     Pursuant to the write off of goodwill required under SFAS 142 in the 2005 third quarter, the Company recognized a $1,686 deferred income tax benefit in the consolidated statements of operations.


(13) Subsequent Events

     On November 9, 2005, the Company entered into a second amendment to its credit facility, with Bank of America, which had the effect of increasing available borrowing capacity by $5,000. Prior to this amendment, the Company was restricted from drawing upon the last $15,000 of availability under the facility unless the Company could meet specified EBITDA and fixed charge coverage ratio requirements. Following the amendment, the Company is able to draw all but the last $10,000 of availability without satisfying those requirements, and available borrowing capacity under the credit facility as of October 1, 2005, was increased from $10,665 to $15,665.

     On November 10, 2005, the Company announced that it had received a proposal from a company controlled by the Company's largest stockholder and former Chairman of the Board of Directors, Jerry Moyes, to take the Company private in a transaction in which all Company stockholders, other than Mr. Moyes and certain related parties, would receive cash in an amount equal to $2.25 per share. The proposal is subject to reaching a definitive agreement, along with customary conditions, including, without limitation, financial and legal due diligence, financing, approval of the Company's Board of Directors and stockholders, and the absence of any materially adverse change to the condition (financial or otherwise) of the Company. The proposal will be reviewed by a special committee of the Company's Board of Directors comprised of independent directors.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

     Except for the historical information contained herein, the discussion in this report contains "forward-looking statements," which include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation, and availability of resources. These forward-looking statements include, without limitation, statements regarding: expectations as to operational improvements; expectations as to cost savings, revenue growth, and income; the time by which certain objectives will be achieved; proposed new products and services; expectations that claims, lawsuits, commitments, contingent liabilities, labor negotiations, or agreements, or other matters will not have a materially adverse effect on our consolidated financial position, results of operations, or liquidity; statements concerning projections, predictions, expectations, estimates, or forecasts as to our business, financial, and operational results and future economic performance; statements regarding expected expenditures and our ability to continue as a going concern; and statements of management's goals and objectives, and other similar expressions concerning matters that are not historical facts. Words such as "may," "will," "should," "could," "would," "predicts," "potential," "continue," "expects," "anticipates," "future," "intends," "plans," "believes," "estimates," and similar expressions, as well as statements in future tense, identify forward-looking statements. These statements are made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and/or management's good faith belief with respect to future events, and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. Readers should review and consider the factors discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors that May Affect Future Results" of our Annual Report on Form 10-K, filed on March 31, 2005, along with the various disclosures by us in our press releases, stockholder reports, and other filings with the Securities and Exchange
Commission. We do not assume, and specifically disclaim, any obligation to update any forward-looking statement contained in this Report.

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

Recent Results of Operations and Quarter-End Financial Condition

     For the third quarter of 2005, our operating revenue was $94.3 million on 63 working days, compared to operating revenue of $98.5 million on the same number of working days for the third quarter of 2004. For the nine months ended October 1, 2005, operating revenue amounted to $283.2 million on 192 working days, compared to operating revenue of $301.1 million on 193 working days for the nine months ended October 2, 2004.

     For the three and nine months ended October 1, 2005, our financial results were impacted by a $4.3 million non-cash impairment charge and a related $1.7 million income tax benefit to write off all goodwill associated with prior acquisitions.

     For the third quarter of 2005, we experienced a pre-tax loss, before the $4.3 million impairment charge, of $10.8 million, compared with a pre-tax loss of $12.7 million in the third quarter of 2004. Including the impairment charge, the pre-tax loss in the third quarter of 2005 was $15.1 million.

     The 2005 pre-tax loss before Goodwill impairment charge is a non-GAAP measure. Management believes that this measure provides an alternative presentation of results that more accurately reflects our on-going operations, without the distorting effect of the non-cash Goodwill impairment charge. This measure should be considered in addition to, not as a substitute for, loss before income taxes. The following table reconciles the 2005 loss before income taxes as reported to the loss before income taxes before the Goodwill impairment charge.


Reconciliation of non-GAAP measures ($ in millions):
                                                                    2005 third quarter       2004 third quarter
                                                                   -------------------       -------------------
         Loss before income taxes as reported                        $    (15.1)               $    (12.7)
         Goodwill impairment charge                                         4.3                       0.0
                                                                    ------------               -----------
         Pre-tax loss before Goodwill impairment charge              $    (10.8)               $    (12.7)


     We realized a net loss of $13.4 million, or $0.74 per diluted share, in the third quarter of 2005, compared to a net loss of $7.9 million, or $0.43 per diluted share, in the third quarter of 2004. The net loss reported for the 2004 third quarter included an income tax benefit of $4.8 million, or $0.26 per diluted share, related to the pre-tax loss. The net loss reported for the 2005 third quarter did not include a tax benefit related to the pre-tax loss other than an income tax benefit of $1.7 million related to the goodwill impairment as discussed above.

     For the nine months ended October 1, 2005, we realized a net loss of $27.8 million, or $1.53 per diluted share compared to a net loss of $11.6 million, or $0.65 per diluted share, for the nine months ended October 2, 2004. The net loss reported for the 2004 period included an income tax benefit of $9.9 million, or $0.55 per diluted share, related to the pre-tax loss. The net loss reported for the 2005 period did not include a tax benefit related to the pre-tax loss other than an income tax benefit of $1.7 million related to the goodwill impairment as discussed above.

     At October 1, 2005, our consolidated balance sheet reflected $0.4 million in cash, $56.5 million in long-term debt and capital lease obligations, including current portion, and $4.0 million in short-term debt. Stockholders' equity was $60.0 million at October 1, 2005.

Recent Developments

     On November 9, 2005, we entered into a second amendment to our credit facility, with Bank of America, which had the effect of increasing our available borrowing capacity by $5.0 million. Prior to this amendment, we were restricted from drawing upon the last $15.0 million of availability under the facility unless we could meet specified EBITDA and fixed charge coverage ratio requirements. Following the amendment, we are able to draw all but the last $10.0 million of availability without satisfying those requirements.

     On November 10, 2005, we announced that we had received a proposal from a company controlled by our largest stockholder and former Chairman of the Board of Directors, Jerry Moyes, to take Central private in a transaction in which all Central stockholders, other than Mr. Moyes and certain related parties, would receive cash in an amount equal to $2.25 per share. The proposal is subject to reaching a definitive agreement, along with customary conditions, including, without limitation, financial and legal due diligence, financing, approval of our Board of Directors and stockholders, and the absence of any materially adverse change to our condition (financial or otherwise). The proposal will be reviewed by a special committee of our Board of Directors comprised of independent directors.

Operating Strategy for 2005

Our operating strategy for 2005 is to execute a turnaround plan that is designed to reverse recent negative cash flows. In this regard, we have identified five specific areas of focus:

o        Improving revenue yield.

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

Revenues

    Our revenues vary with the revenue per hundredweight we charge to customers and the volume of freight we transport:

     o Revenue per hundredweight measures the rates we receive from customers and varies with the type of goods being shipped and the distance these goods are transported. Despite increases in fuel surcharge revenue, our LTL revenue per hundredweight decreased from $11.83 in the third quarter of 2004 to $11.73 in the third quarter of 2005 due mainly to an increase in weight per shipment. Our LTL revenue per hundredweight, without fuel surcharge revenue, declined to $10.46 in the third quarter of 2005 from $11.13 in the third quarter of 2004 due mainly to a 7.6% increase in average weight per LTL shipment.

     o Volume depends on the number of customers we have, the amount of freight those customers ship, geographic coverage, and the general economy. Our total tonnage decreased by 5.2% from the third quarter of 2004 to the third quarter of 2005.

     Historically, most of our revenue has been generated from transporting LTL shipments from customers within our operating regions. In the first nine months of 2005 and all of 2004, approximately 7.8% and 9.9%, respectively, of our revenue was derived from shipments that originated or terminated in regions outside our network, where a portion of the freight movement was handled by another carrier. We refer to this as "interline freight." Most of this revenue was obtained from carriers with which we maintain transportation alliances. Because of the geographic expansion of our network, our need to rely upon other carriers for freight movements declined. In addition, some of our relationships with carriers handling interline freight were negatively affected by our geographic expansion. We do not recognize the portion of revenue (or the associated expenses) that relate to the portion of shipments hauled by our alliance partners. In addition to transportation revenue, we also recognize revenue from fuel surcharges we receive from our customers when the national average diesel fuel price published by the U.S. Department of Energy exceeds prices listed in our contracts and tariffs.

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

     Depreciation and amortization. This category relates to depreciation of owned assets, assets under capitalized leases, gains and losses on sales of assets, and 27 properties we lease from Southwest Premier Properties, a related party, that are considered to be a financing arrangement.

Results of Operations

    The table below sets forth the percentage relationship of the specified items to operating revenues for the periods indicated.

                                                                Three months ended              Nine months ended
                                                           ------------------------------   ---------------------------
                                                             October 1,      October 2,     October 1,     October 2,
                                                                2005            2004           2005           2004
                                                           ---------------  -------------   ------------  -------------

       Operating revenues........................................ 100.0%          100.0%        100.0%         100.0%
                                                                 ---------  -------------   ------------  -----------
       Operating expenses:
         Salaries, wages, and benefits...........................  56.5            58.7          55.9           57.6
         Purchased transportation................................  14.0            14.4          13.8           15.0
         Operating and general supplies and
            Expenses.............................................  25.2            22.7          23.9           20.5
         Insurance and claims....................................   6.6             9.0           6.4            6.6
         Building and equipment rentals..........................   1.7             1.6           1.6            1.4
         Depreciation and amortization...........................   4.9             4.5           4.7            4.1
         Goodwill impairment.....................................   4.6               -           1.6              -
                                                                 ---------  -------------   ------------  ----------
            Total operating expenses(1).......................... 113.5           110.9         107.9          105.2
                                                                 ---------  -------------   ------------  ----------
       Loss from operations...................................... (13.5)          (10.9)         (7.9)          (5.2)
       Interest expense..........................................   2.6             2.0           2.5            1.9
                                                                 ---------  -------------   ------------  ----------
       Loss before income taxes.................................. (16.1)          (12.9)        (10.4)          (7.1)
                                                                 ---------  -------------  -------------  ----------
       Income tax benefit........................................   1.8             4.9           0.6            3.3
                                                                 ---------  --------------  ------------  ----------
       Net loss.................................................. (14.3)%          (8.0)%        (9.8)%         (3.8)%
                                                                ==========  ==============  ============  ===========

(1) Total operating expenses as a percentage of operating revenues, as presented in this table, is also referred to as operating ratio.

                                    Page 18

Comparison of Three Months Ended October 1, 2005, to Three Months Ended October 2, 2004

     Operating revenues. Operating revenues decreased $4.2 million, or 4.3%, from $98.5 million for the third quarter of 2004 to $94.3 million for the third quarter of 2005. The decrease in operating revenues was mainly due to a 5.2% decrease in total tonnage and 10.5% decrease in total shipments hauled, offset in part by a $4.5 million increase in fuel surcharge due to higher cost of fuel. LTL revenue per hundredweight decreased 0.8% from $11.83 in the 2004 quarter to $11.73 in the 2005 quarter. LTL revenue per hundredweight, excluding fuel surcharge revenue, decreased 6.0% from $11.13 in the 2004 third quarter to $10.46 in the 2005 third quarter due to an increase of 7.6% in average weight per LTL shipment. The average length of haul increased 2.7% from 481 miles in the 2004 third quarter to 494 miles in the 2005 third quarter. Total tonnage decreased 24.8 thousand tons, or 5.2%, from 481.0 thousand tons in the 2004 quarter to 456.2 thousand tons in the 2005 quarter.

     Salaries, wages, and benefits. Salaries, wages, and benefits decreased $4.5 million, or 7.8%, from $57.8 million for the third quarter of 2004 to $53.3 million for the third quarter of 2005. The decrease in salaries, wages, and benefits resulted primarily from an overall reduction in business volumes and a reduction in headcount from the third quarter of 2004 to the third quarter of 2005. A general increase in salary and wage rates of approximately 2.5% partially offset the effects of reduced volumes and headcount. Further, group health expense decreased 14.1% between the 2004 quarter and the 2005 quarter, due mainly to the reduction in the number of employees. Line mileage pay, offset in part by the March 2005 general wage increase, decreased only 4.1%. As a percentage of operating revenues, salaries, wages, and benefits decreased from 58.7% for the 2004 quarter, to 56.5% for the 2005 quarter.

     Purchased transportation. Purchased transportation decreased $1.0 million, or 7.0%, from $14.2 million for the third quarter of 2004 to $13.2 million for the third quarter of 2005. The decrease in purchased transportation resulted primarily from a decreased usage of third-party contractors handling portions of our shipments. The decreased use of third-party contractors in the 2005 quarter was due to both the decrease in total tonnage hauled and the improved lane balance in our network, which allowed more shipments to be handled by company drivers. As a percentage of operating revenues, purchased transportation decreased from 14.4% for the 2004 quarter to 14.0% for the 2005 quarter.

     Operating and general supplies and expenses. Operating and general supplies and expenses increased $1.4 million, or 6.3%, from $22.3 million for the third quarter of 2004 to $23.7 million for the third quarter of 2005. The increase in operating and general supplies and expenses resulted primarily from increases in fuel expense, bad debt expense and related collection costs, and expenses associated with compliance of the Sarbanes-Oxley Act. These increased costs were offset in part by improvements in vehicle repairs and maintenance, which we attribute to our investment in new tractors and trailers in late 2004. As a percentage of operating revenues, operating and general supplies and expenses increased from 22.7% for the 2004 quarter to 25.2% for the 2005 quarter.

     Insurance and claims. Insurance and claims decreased $2.6 million, or 29.2%, from $8.9 million for the third quarter of 2004 to $6.3 million for the third quarter of 2005. The decrease in insurance and claims expense resulted primarily from a reduction in our cargo claims and in third party accident claims expense. We also included in insurance and claims expense for the 2004 quarter our $0.8 million deductible for an August accident. As a percentage of operating revenues, insurance and claims decreased from 9.0% for the 2004 quarter to 6.6% for the 2005 quarter.

     Building and equipment rentals. Building and equipment rentals remained unchanged at $1.6 million for each quarter. As a percentage of operating revenues, building and equipment rentals were 1.6% for the 2004 quarter and 1.7% for the 2005 quarter.

     Depreciation and amortization. Depreciation and amortization expense increased approximately $0.2 million, or 4.5%, from $4.4 million for the third quarter of 2004 to $4.6 million for the third quarter of 2005, due mainly to increases in depreciation expense from new tractors and trailers acquired in late 2004. As a percentage of operating revenues, depreciation and amortization increased from 4.5% for the 2004 quarter to 4.9% for the 2005 quarter.

     Goodwill impairment. We determined pursuant to SFAS No. 142 that our goodwill was impaired. We therefore incurred a non-cash charge of $4.3 million to write off all remaining goodwill from previous acquisitions.

     Operating ratio. Our operating ratio improved from 110.9% in the third quarter of 2004 to 108.9%, excluding the non-cash goodwill impairment charge of $4.3 million, for the third quarter of 2005. The reported operating ratio for the 2005 third quarter was 113.5%.

     Interest expense. Total interest expense increased $0.5 million, or 26.3%, from $1.9 million for the third quarter of 2004 to $2.4 million for the third quarter of 2005. As a percentage of operating revenues, interest expense increased from 2.0% for the 2004 quarter to 2.6% for the 2005 quarter. Our average (non-related party) debt for the 2005 quarter amounted to $41.7 million compared to $34.8 million for the 2004 quarter. In the fourth quarter of 2004, we increased capital leases by approximately $14.9 million to fund the acquisition of revenue equipment. Our related party interest expense remained virtually the same at $1.5 million in each quarter. The amounts for related party interest are recorded as interest expense because the associated leases are reflected as a financing arrangement in our consolidated financial statements.

     Income taxes. A pre-tax loss of $15.1 million was realized in the 2005 third quarter. The $15.1 million pre-tax loss in the third quarter of 2005 generated a tax benefit of approximately $4.3 million which was offset by an increase in the valuation allowance for deferred tax assets. The total valuation allowance as of October 1, 2005 amounted to approximately $14.8 million. A goodwill impairment charge of $4.3 million, and a related income tax benefit of $1.7 million were recorded in the 2005 third quarter. In the 2004 third quarter, we recorded a $4.8 million income tax benefit due mainly to a pre-tax loss of $12.7 million.

Comparison of Nine Months Ended October 1, 2005, to Nine Months Ended October 2, 2004

     Operating revenues. Operating revenues decreased $17.9 million, or 5.9%, from $301.1 million for the 2004 period to $283.2 million for the 2005 period. The decrease in operating revenues was mainly due to an 8.4% decrease in total tonnage and a 12.1% decrease in total shipments hauled, offset in part by a $13.7 million increase in fuel surcharge revenue due to higher cost of fuel. Revenue per working day was $1.47 million in the 2005 period, which was 5.8% lower than the $1.56 million per working day in the 2004 period. LTL revenue per hundredweight increased 1.3% from $11.52 in the 2004 period to $11.67 in the 2005 period as a result of increased fuel surcharge revenue. LTL revenue per hundredweight, excluding fuel surcharge revenue, decreased 4.1% from $10.99 in the 2004 period to $10.54 in the 2005 period partially due to a 5.3% increase in average weight per LTL shipment. The average length of haul increased 3.2% from 475 miles in the 2004 period to 490 miles in the 2005 period. Total tonnage decreased 125.2 thousand tons, or 8.4%, from 1,499.4 thousand tons in the 2004 period to 1,374.2 thousand tons in the 2005 period.

     Salaries, wages, and benefits. Salaries, wages, and benefits decreased $15.4 million, or 8.9%, from $173.6 million for the 2004 period to $158.2 million for the 2005 period. The decrease in salaries, wages, and benefits resulted primarily from an overall reduction in business volumes and a reduction in headcount from the 2004 period to the 2005 period. A general increase in salary and wage rates in March 2005 partially offset the effects of reduced volumes and headcount. The 2005 period included a workers' compensation accident, for which the maximum deductible of $1.0 million was expensed in the 2005 first quarter. As a percentage of operating revenues, salaries, wages, and benefits decreased from 57.6% for the 2004 period, to 55.9% for the 2005 period.

     Purchased transportation. Purchased transportation decreased $6.0 million, or 13.3%, from $45.1 million for the 2004 period to $39.1 million for the 2005 period. The decrease in purchased transportation expenses resulted mainly from a reduction in usage of third-party contractors in handling portions of our shipments. The decreased use of third-party contractors in the 2005 period was due to both the decrease in total tonnage hauled and the improved lane balance in our network, which allowed more shipments to be hauled by company drivers. As a percentage of operating revenues, purchased transportation decreased from 15.0% for the 2004 period to 13.8% for the 2005 period.

     Operating and general supplies and expenses. Operating and general supplies and expenses increased $6.0 million, or 9.7%, from $61.6 million for the 2004 period to $67.6 million for the 2005 period. The increase in operating and general supplies and expenses resulted primarily from increases in fuel expense, bad debt expense and related collection costs, license expenses, and expenses associated with compliance of the Sarbanes-Oxley Act. These increased costs were offset in part by improvements in vehicle repairs and maintenance, which we attribute to our investment in new tractors and trailers in late 2004. As a percentage of operating revenues, operating and general supplies and expenses increased from 20.5% for the 2004 period to 23.9% for the 2005 period.

     Insurance and claims. Insurance and claims decreased $1.8 million, or 9.1%, from $19.8 million for the 2004 period to $18.0 million for the 2005 period. The decrease in insurance and claims expense resulted primarily from an decrease in our cargo claims expense as a result of a lower number of claims filed. This reduction in cargo claims expense was partially offset by increases in third party accident claims. As a percentage of operating revenues, insurance and claims decreased from 6.6% for the 2004 period to 6.4% for the 2005 period.

     Building and equipment rentals. Building and equipment rentals remained virtually the same at $4.5 million in each of the nine month periods. As a percentage of operating revenues, building and equipment rentals increased from 1.4% for the 2004 period to 1.6% for the 2005 period.

     Depreciation and amortization. Depreciation and amortization expense increased approximately $1.3 million, or 10.6%, from $12.3 million for the 2004 period to $13.6 million for the 2005 period, mainly as a result of revenue equipment added late in the 2004 fourth quarter. As a percentage of operating revenues, depreciation and amortization increased from 4.1% for the 2004 period to 4.7% for the 2005 period.

     Goodwill impairment. We determined pursuant to SFAS No. 142 that our goodwill was impaired. We therefore incurred a non-cash charge of $4.3 million to completely write off all remaining goodwill from previous acquisitions.

     Operating ratio. Our operating ratio increased from 105.2% for the 2004 period to 106.3%, excluding the $4.3 million non-cash goodwill impairment charge, for the 2005 period. Our reported operating ratio amounted to 107.9% for the nine months ended October 1, 2005.

     Interest expense. Total interest expense increased $1.6 million, or 28.6%, from $5.6 million for the 2004 period to $7.2 million for the 2005 period. As a percentage of operating revenues, interest expense increased from 1.9% for the 2004 period to 2.5% for the 2005 period. Our average non-related party debt for 2005 amounted to $49.4 million compared to $36.3 million for 2004. In the fourth quarter of 2004, we increased capital leases by approximately $14.9 million to fund the acquisition of revenue equipment. Our related party interest expense was unchanged at $4.7 million in both the 2004 and 2005 periods. The amounts for related party interest are recorded as interest expense because the associated leases are reflected as a financing arrangement in our consolidated financial statements.

     Income taxes. For the nine months ended October 1, 2005, the pre-tax loss of $29.5 million ($25.2 million excluding the goodwill impairment charge of $4.3 million) generated an income tax benefit of approximately $9.9 million which was offset by an increase in the valuation for deferred tax assets. We recorded a tax benefit of $1.7 million in 2005 which relates to the goodwill impairment charge. The total valuation allowance as of October 1, 2005 amounted to approximately $14.8 million. We recorded an income tax benefit in the 2004 period of $9.9 million, which yields an effective tax rate of 46.0% (including a $1.8 million benefit for the reversal of a previously recorded deferred tax liability due to an IRS review) on a pre-tax loss of $21.4 million. Excluding the $1.8 million benefit, the effective tax rate would have been 37.8%.

Liquidity, Going Concern and Capital Resources

     We have experienced recurring negative cash flows attributable primarily to operating losses. As a result of such negative cash flows and losses, there is substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

     Management is aggressively pursuing all aspects of its previously announced turnaround plans which include: improving revenue yield, reducing cost structure, streamlining freight movements, improving employee efficiency, and reducing insurance and claims expense.

     In addition, management is seeking ways to increase liquidity. In November, a second amendment to our primary credit facility was negotiated to increase liquidity by $5.0 million. In addition to amounts available under our credit facility, at October 1, 2005, we also had assets held for sale that we expect to generate approximately $6.5 million in net proceeds. We are attempting to sell these assets in the next three to six months, although there can be no assurance that the proceeds will, in fact, be received during this time period or at all.

     Our business has required substantial, ongoing capital investments, particularly to replace revenue equipment such as tractors and trailers. Our primary sources of liquidity have historically been cash from operations and secured borrowings. During the remainder of 2005 our gross capital expenditures are expected to be approximately $1.0 million to $7.0 million. Included in this range is approximately $6.0 million for the possible replacement of revenue equipment. If we decide to purchase the $6.0 million in replacement equipment, we have obtained approved financing independent of our Bank of America led credit facility.

     Our ability to fund our cash requirements in future periods, and continue as a going concern, will depend on our ability to improve operating results, cash flow and our ability to comply with covenants contained in our financing arrangements or successfully renegotiate these arrangements.

     At October 1, 2005, we had $10.7 million available under our primary credit facility which fluctuates from time-to-time with accounts receivable, payroll, and other items. Under this facility, an additional $15.0 million of credit was blocked due to minimum EBITDA tests. On November 9, 2005, we entered into a second amendment to the New Credit Facility. This amendment lowered the $15.0 million block to $10.0 million thereby increasing available credit by an additional $5.0 million. In addition, we also have assets held for sale that we expect to generate approximately $6.5 million in net proceeds. We are attempting to sell these assets during the next three to six months, although we cannot assure you that the proceeds will, in fact, be received during the next three to six months or at all.


     In addition to working to increase our access to liquidity, we continue to pursue our turnaround plan. To date, we have achieved some progress in our plan, although not the level we desired. The operating ratio for the third quarter of 2005, before the $4.3 million goodwill impairment charge, improved 200 basis points compared to the 2004 third quarter. Also, for the nine months ended October 1, 2005, our net cash used in operating activities improved $1.9 million from the comparable 2004 period.

     Net cash used in operating activities decreased $1.9 million from $7.3 million used in the nine months ended October 2, 2004 to $5.4 million used in the nine months ended October 1, 2005. This improvement resulted primarily from an increase in operating assets and liabilities of approximately $2.1 million, which was primarily the result of an increase in the change in accounts receivable and accrued expenses of $7.7 million and $9.5 million, respectively, offset by a reduction in the change in accounts payable and claims and insurance accruals of $9.0 million and $6.1 million, respectively.


     Net cash provided by investing activities in the 2005 first nine months amounted to $7.7 million due mainly to proceeds from the sale and leaseback of a terminal in Phoenix and sales of revenue equipment. Net cash used in the 2004 first nine months amounted to $31.1 million. Our gross capital expenditures were approximately $1.7 million in the 2005 period and $25.9 million in the 2004 period. In 2004, we paid approximately $8.3 million for new terminals in Phoenix and Fresno. In 2004, we also paid $9.1 million (of the total purchase price of $10.0 million) for the terminal network and rolling stock of EOFF - our Northwest expansion. The remaining capital expenditures in 2004 and 2005 were for replacement revenue equipment.

     Net cash used in financing activities was approximately $4.1 million for 2005 due mainly to payments of deferred financing fees on our New Credit Facility of $2.1 million. During the transition from our previous securitization facility to the current credit facility, we liquidated our restricted cash investment of $20.8 million and used it to pay off part of the $27.3 million debt under the securitization facility. In 2004, net cash provided amounted to $1.1 million due partially to cash received from stock option exercises. In 2004, we borrowed against our securitization facility and invested $18.9 million to cash collateralize our letters of credit.

     On July 28, 2004, the Company and SunTrust Bank entered into an amended and restated revolving credit facility (the "Amended and Restated Revolving Facility"), to increase borrowing capacity to $30,000, and to extend the maturity date to April 30, 2006. On November 5, 2004, the Company executed a first amendment to the Amended and Restated Revolving Credit Facility. Under the first amendment to the Amended and Restated Revolving Facility, the Company could have received up to an aggregate of $30,000 of proceeds in the form of letters of credit, only. The Amended and Restated Revolving Facility accrued interest at a variable rate equal, at the Company's option, to either (a) the bank's prime lending rate minus an applicable margin, or (b) LIBOR plus an applicable margin. The Amended and Restated Revolving Facility was secured by certain revenue equipment, and letters of credit that were issued were secured by cash collateral which was recorded as restricted cash on the Company's consolidated balance sheet at December 31, 2004. The facility contained, among other things, certain financial and non-financial covenants.

     On January 31, 2005, we entered into a four-year senior secured revolving credit facility (as amended on May 12, 2005, the "New Credit Facility") with Bank of America, N.A., as Agent, and certain other lenders from time to time party to the New Credit Facility. The New Credit Facility terminates on January 31, 2009.

     Subject to the terms of the New Credit Facility, the maximum revolving borrowing limit under the New Credit Facility is the lesser of (a) $60.0 million, or (b) 85% of our eligible accounts receivable, plus 85% of the net orderly liquidation value of our eligible rolling stock owned as of January 31, 2005, plus 85% of the cost of eligible rolling stock acquired by Borrower after January 31, 2005. Letters of Credit under the New Credit Facility are subject to a sub-limit of $40.0 million.

     Borrowings under the New Credit Facility bear interest at the base rate, as defined, plus an applicable margin of 0.00% to 1.00%, or LIBOR plus an applicable margin of 1.50% to 2.75%, based on the average quarterly availability under the New Credit Facility. Letters of credit under the New Credit Facility are subject to an applicable letter of credit margin of 1.25% to 2.50%, based on the average quarterly availability under the New Credit Facility. The New Credit Facility also prescribes additional fees for an unused line fee of 0.25% to 0.375%, based on aggregate amounts outstanding.

     The New Credit Facility is collateralized by substantially all of our assets, other than certain revenue equipment and real estate that is (or may in the future become) subject to other financing.

     The New Credit Facility (inclusive of a second amendment entered into on November 9, 2005) contains certain restrictions and covenants relating to, among other things, minimum EBITDA levels, fixed charge coverage ratio, cash flow, capital expenditures, acquisitions and dispositions, sale-leaseback transactions, additional indebtedness, additional liens, dividends and distributions, investment transactions, and transactions with affiliates. However, if our borrowing availability is in excess of $10.0 million, financial covenants will not apply. The New Credit Facility includes usual and customary events of default for a facility of this nature and provides that, upon the occurrence and continuation of an event of default, payment of all amounts payable under the New Credit Facility may be accelerated, and the lenders' commitments may be terminated.

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

     On July 14, 2005, we announced that we had closed on several real estate transactions with net proceeds of approximately $15.2 million. These real estate transactions included the sale of approximately 14 excess acres in Phoenix, the sale-leaseback of one terminal, and the mortgage financing of three other properties. The sale and leaseback transaction generated $6.2 million in net proceeds, and we signed a ten-year lease with a ten-year option. We determined that the sale-leaseback will be treated as an operating lease for accounting purposes. A gain of $0.3 million was realized on this transaction, but has been deferred and will be recognized over the 10 year life of the lease. Rent for the first 12 months amounts to $0.6 million, and annual rent for the following nine years is subject to a 2% annual escalation factor. The mortgage financing generated $7.9 million in net proceeds. The mortgage financing is to be repaid by July 12, 2010 based on a 20 year amortization schedule with an annual interest rate of 9.15%. Total payments per year are approximately $0.9 million with a final payment of $7.2 million. The proceeds from the real estate transactions were used to repay amounts drawn on our revolving credit facility with Bank of America. Following this repayment, and as of October 1, 2005, our assets supported gross borrowings of $51.4 million, which has been reduced by the issuance of $22.4 million of letters of credit for our insurance programs, cash draws of $3.3 million and a $15.0 million block which was in place until either we could meet minimum EBITDA levels set by the bank or renegotiate the terms of the line of credit, leaving available credit on the current facility of $10.7 million. On November 9, 2005, we entered into a second amendment to the New Credit Facility. This amendment lowered the $15.0 million block to $10.0 million thereby increasing available credit by an additional $5.0 million. The amount borrowed under the New Credit Facility at October 1, 2005 was $3.3 million. In addition, we expect to realize approximately $6.5 million of net proceeds from assets currently held for sale over the next three to six months.

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

     Since the fair value of the properties sold and leased back from Southwest Premier has always equaled or exceeded the proceeds from the financing arrangement, the annual lease payments have been reflected as a cost of the financing and recorded as interest expense. During 2005 and 2004, $0.1 million and $0.3 million, respectively, of these properties were sold and accounted for as a reduction in the financing obligation and a reduction in property. The amount outstanding under the financing agreement was $22.7 and $22.9 million respectively at October 1, 2005 and December 31, 2004. If we exercise the fair value purchase option, the excess of the amount paid over the recorded financing obligation will be reflected as additional interest expense. If the fair value purchase option is not exercised at the end of the lease term, the excess of the recorded financing obligation over the net book value of the related properties will be reflected as a gain on the financing arrangement.


Off-Balance Sheet Arrangements

     Certain of our terminals and revenue equipment are financed off-balance sheet through operating leases. As of October 1, 2005, 44 of our terminals, including seven owned by related parties, were subject to operating leases.

     Terminals and revenue equipment held under operating leases are not carried on our consolidated balance sheets, and lease payments in respect of such terminals and revenue equipment are reflected in our consolidated statements of operations in the line items "Building and equipment rentals" and "Building and equipment rentals - related parties." Our total rental expense related to operating leases, including rent paid to related parties, was $4.5 million for the first nine months of 2005, compared to $4.5 million for the first nine months of 2004. The total amount of remaining payments under operating leases as of October 1, 2005 was $23.8 million, with $6.2 million due in the next 12 months.

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

     Goodwill. Our business acquisitions have resulted in goodwill, which may become impaired in the future. As of December 31, 2004, our goodwill, net of accumulated amortization, was $4.3 million. We perform our goodwill impairment tests annually and more frequently if an event or circumstance indicates that impairment may have occurred. A drop in our market value could result in an impairment charge of all or a portion of our goodwill.

     We performed the impairment test required by SFAS 142 as of the end of the 2005 third quarter. As a result of this analysis, we determined that the carrying value of our net assets exceeded fair value. Thus, we adjusted the carrying value of goodwill to fair value, resulting in the write off of all goodwill. As a result of this write off, we recognized and recorded an impairment charge of $4.3 million in the 2005 third quarter.

     Income taxes. Significant management judgment is required in determining the provision for income taxes and in determining whether deferred tax assets will be realized in full or in part. Deferred tax assets and liabilities are measured using enacted tax rates that are expected to apply to taxable income in years in which the temporary differences are expected to be reversed. Under SFAS No. 109 and applicable interpretations, in 2004, we established a $4.9 million valuation allowance for deferred tax assets. As of October 1, 2005, the valuation allowance for deferred tax assets was approximately $14.8 million.


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

     Our market risk is also affected by changes in interest rates. Historically, we have used a combination of fixed rate and variable rate obligations to manage our interest rate exposure. Fixed rate obligations expose us to the risk that interest rates might fall. Variable rate obligations expose us to the risk that interest rates might rise. We did not have any interest rate swaps at October 1, 2005, although we may enter into such swaps in the future if we deem appropriate.

     Our variable rate obligation consists of our credit facility. Our credit facility, provided there has been no default, carries a variable interest rate based on either the prime rate or LIBOR. We currently have $3.3 million in drawings under our New Credit Facility at October 1, 2005, a one percentage point increase in LIBOR rates would increase our annual interest expense by $33,000.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

     Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures, as defined by the Securities and Exchange Commission (the "SEC"), as of the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by us in reports filed with the SEC is recorded, processed, summarized, and reported on a timely basis. Changes in Internal Controls.

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

     Subsequent to December 31, 2004, we have undertaken the following measures to remediate the material weaknesses in internal control over financial reporting discussed above:

     o Our rate auditor, who was hired in the fourth quarter of 2004, was trained to effectively audit a representative sample of revenue transactions on a daily basis, in order to monitor the accuracy of billing entries being made to our billing system. Our traffic manager, to ensure additional accuracy, is auditing a sample of the rate auditor's work. In addition, our pricing personnel are comparing changes in customer contracts and tariffs to the billing system in order to ensure such changes are being made timely and accurately. We continue to monitor the rate audit process and assess its effectiveness.

     o Physical inventories of tires and spare parts will be completed by us at least semi-annually. Our accounting department has implemented a control to reconcile physical counts of tires and spare parts to the general ledger on a quarterly basis. We conducted a physical inventory at the end of each of the 2005 quarters that resulted in no material changes to our consolidated balance sheet.

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


                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

     We are involved in certain claims and pending litigation arising from the normal conduct of business. Based on the present knowledge of the facts, we believe the resolution of the claims and pending litigation will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

     In June and July 2004, three stockholder class actions were filed against us and certain of our officers and directors. The class actions were filed in the United States District Court - Western District of Texas and generally allege that false and misleading statements were made in the initial public offering registration statement and prospectus, during the period surrounding the initial public offering and up to the press release dated June 16, 2004. The class actions were subsequently consolidated in the United States District Court
- Western District of Texas under the title In re: Central Freight Lines Securities Litigation. The Oklahoma Firefighters Pension and Retirement System has been named lead plaintiff in the consolidated action, and a Consolidated Amended Class Action Complaint was filed on May 9, 2005. The Consolidated Amended Class Action Complaint generally alleges that false and misleading statements were made in our initial public offering registration statement and prospectus, during the period surrounding the initial public offering and up to March 17, 2005. On July 8, 2005, we responded to the Consolidated Amended Class Action Complaint by filing a motion to dismiss. On August 23, 2005, the lead plaintiff filed its opposition to this motion to dismiss, and on September 12, 2005, we filed a response in which it again requested dismissal of the Consolidated Amended Class Action Complaint.

     On August 9 and 10, 2004, two purported derivative actions were filed against us, as nominal defendant, and against of our certain officers, directors, and former directors. These actions were filed in the District Court of McLennan County, Texas and generally allege breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment on the part of certain of our present and former officers and directors in the period between December 12, 2003 and August 2004. The purported derivative actions seek declaratory, injunctive, and other relief. We do not believe there is any factual or legal basis for the allegations, and we intend to vigorously defend against the suits. We have informed our insurance carrier and have retained outside counsel to assist in our defense. Prior to December 12, 2004, we maintained a $5.0 million directors' and officers' insurance policy with a $350,000 deductible. On December 12, 2004, we increased our directors' and officers' insurance coverage. We currently maintain a $15.0 million directors' and officers' insurance policy with a $350,000 deductible. In the 2004 third quarter, in connection with this litigation, we recorded an expense of $350,000, representing the full deductible amount under our current directors' and officers' insurance policy.

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

     We are subject to loss contingencies pursuant to federal, state, and local environmental regulations dealing with the transportation, storage, presence, use, disposal, and handling of hazardous materials, discharge of storm water and fuel storage tanks. Environmental liabilities, including remediation costs, are accrued when amounts are probable and can be reasonably estimated.


Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

         Not applicable.

Item 3.  Defaults Upon Senior Securities.

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

         Not applicable.

Item 5.  Other Information.

               On November 9, 2005, we entered into a second amendment to our credit facility, with Bank of America, which had the effect of increasing our available borrowing capacity by $5.0 million. Prior to this amendment, we were restricted from drawing upon the last $15.0 million of availability under the facility unless we could meet specified EBITDA and fixed charge coverage ratio requirements. Following the amendment, we are able to draw all but the last $10.0 million of availability without satisfying those requirements.



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

             10.29*                 Form of Director Indemnification Agreement.

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

November 10, 2005

                           Central Freight Lines, Inc.
                           ---------------------------





                               /s/ Jeffrey A. Hale
                               -------------------

                                 Jeffrey A. Hale
                Senior Vice President and Chief Financial Officer

                                  EXHIBIT 10.29

                   FORM OF DIRECTOR INDEMNIFICATION AGREEMENT


     THIS DIRECTOR INDEMNIFICATION AGREEMENT (this "Agreement") is made effective as of ___________, 20___, by and between Central Freight Lines, Inc., a Nevada corporation (the "Company"), and ___________, a duly elected and incumbent director of the Company ("Indemnitee").

     WHEREAS, it is essential for the Company to retain and attract as directors the most capable persons available;

     WHEREAS, both the Company and Indemnitee recognize the increased risk of litigation and other claims currently being asserted against directors of corporations;

     WHEREAS, the Company's Amended and Restated Articles of Incorporation and Bylaws permit the Company to provide its directors with the maximum indemnification permitted to be given by the Company under Nevada law, and to enter into agreements to provide such indemnification; and

     WHEREAS, in recognition of Indemnitee's need for (i) substantial protection against personal liability based on Indemnitee's reliance on certain provisions of the Company's Amended and Restated Articles of Incorporation and Bylaws;
(ii) specific contractual assurance that the protection promised by such provisions of the Amended and Restated Articles of Incorporation and Bylaws will be available to Indemnitee (regardless of, among other things, any amendment to or revocation of the Amended and Restated Articles of Incorporation and Bylaws or any change in the composition of the Board of Directors or acquisition transaction relating to the Company); and (iii) an inducement to provide effective services to the Company as a director, the Board of Directors of the Company has found it in the Company's best interests to provide in this Agreement for the indemnification of and the advancement of expenses to Indemnitee to the fullest extent (whether partial or complete) permitted by law and as set forth in this Agreement.

     NOW, THEREFORE, in consideration of the above premises, and for other good and valuable consideration the receipt and sufficiency of which hereby are acknowledged, and intending to be legally bound hereby, the parties agree as follows:

Section 1. Definitions. As used in Agreement:

     (a) "Board" means the board of directors of the Company.

     (b) "Affiliate" means any corporation or other person or entity that directly, or indirectly through one or more intermediaries, controls or is controlled by, or is under common control with, the person specified.

     (c) A "Change in Control" shall be deemed to have occurred if (i) any "person" (as such term is used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) is or becomes the "beneficial owner" (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Company representing twenty percent (20%) or more of the total voting power represented by the Company's then outstanding Voting Securities; (ii) during any period of two consecutive years, individuals who at the beginning of such period constitute the Board and any new director whose election by the Board or nomination for election by the Company's stockholders was approved by a vote of at least two-thirds (?) of the directors then still in office who either were directors at the beginning of the period or whose election or nomination for election was previously so approved, cease for any reason to constitute a majority of the Board; (iii) the stockholders of the Company approve a merger or consolidation of the Company with any other corporation, other than a merger or consolidation that would result in the Voting Securities of the Company outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into Voting Securities of the surviving entity) at least eighty percent (80%) of the total voting power represented by the Voting Securities of the Company or such surviving entity outstanding immediately after such merger or consolidation; (iv) the stockholders of the Company approve a plan of complete liquidation of the Company or an agreement for the sale or disposition by the Company (in one transaction or a series of transactions) of all or substantially all of the Company's assets; or (v) there occurs any other event of a nature that would be required to b reported in response to Item 6(e) of Schedule 14A of Regulation 14A (or a response to any similar item on any similar schedule or form) promulgated under the Exchange Act, whether or not the Company is then subject to such reporting requirement. Notwithstanding anything to the contrary herein, the following transactions shall not constitute a Change of Control: (A) any acquisition directly from the Company; (B) any acquisition by the Company;
(C) any acquisition by, or transfer for the benefit of, Jerry Moyes, Vickie Moyes, the Jerry and Vickie Moyes Family Trust, the Moyes Children's Trust, any Affiliate thereof, or any immediate family member of Mr. or Mrs. Moyes; or (D) any acquisition by a trustee or other fiduciary holding securities under an employee benefit plan sponsored or maintained by the Company or an Affiliate thereof.

     (d) "Expenses" mean any expense, damages, liability, or loss, including attorneys' fees, judgments, fines, ERISA excise taxes and penalties, amounts paid or to be paid in settlement, any interest, assessments, or other charges imposed thereon, any federal, state, local, or foreign taxes imposed as a result of the actual or deemed receipt of any payments under this Agreement, and all other costs and obligations, paid or incurred in connection with investigating, defending, being a witness in, participating in (including on appeal), or preparing for any of the foregoing in, any Proceeding and all fees and disbursements of attorneys, experts, or other professionals relating to any Indemnifiable Event.

     (e) "Indemnifiable Event" means any event or occurrence that takes place either prior to or after the execution of this Agreement, related to the fact that Indemnitee is or was a director of the Company, or while a director is or was serving at the request of the Company as a director, officer, employee, trustee, agent, or fiduciary of another foreign or domestic corporation, partnership, joint venture, employee benefit plan, trust, or other enterprise, or was a director, officer, employee, or agent of a foreign or domestic corporation that was a predecessor corporation of the Company or of another enterprise at the request of such predecessor corporation, or related to anything done or not done by Indemnitee in any such capacity, whether or not the basis of the Proceeding is alleged action in an official capacity as a director, officer, employee, or agent or in any other capacity while serving as a director, officer, employee, or agent of the Company, as described above. Notwithstanding anything in this Agreement to the contrary, Indemnitee shall not be entitled to indemnification under this Agreement (i) in any action in which there is a final adjudication that Indemnitee's acts or omissions involved intentional misconduct, fraud, or a knowing violation of law, a breach of Indemnitee's duty of good faith or loyalty, or were not in the best interest of the Company; (ii) on account of any Proceeding in which there is a final adjudication against Indemnitee for an accounting of profits made from the purchase or sale by Indemnitee of securities of the Company pursuant to the provisions of Section 16(b) of the Exchange Act or similar provisions of any federal, state, or local laws; (iii) in any derivative action in which Indemnitee has been finally adjudged to be liable to the Company unless and only to the extent that the court in which the proceeding was brought shall determine that, despite the adjudication of liability, the Indemnitee is entitled to indemnity for such Expenses as the court shall deem proper; and (iv) prior to a Change of Control, in connection with any claim initiated by Indemnitee against the Company or any officer or director thereof unless permitted under Section 2(b).

     (f) "Independent Counsel" means the person or body appointed in connection with Section 4.

     (g) "Proceeding" means any threatened, pending, or completed action, suit, or proceeding (including an action by or in the right of the Company), or any inquiry, hearing, or investigation, claim, demand, method of alternative dispute resolution, notice, complaint, or other proceeding, whether conducted by the Company or any other party, that Indemnitee in good faith believes might lead to the institution of any such action, suit, or proceeding, whether civil, criminal, administrative, investigative, or other.

     (h) "Reviewing Party" means the person or body appointed in accordance with
Section 4.

     (i) "Voting Securities" mean any securities of the Company that vote generally in the election of directors.

         Section 2.        Agreement to Indemnify.

     (a) General Agreement. During the Term (as defined in Section 3) of this Agreement, in the event Indemnitee was, is, or becomes a party to or witness or other participant in, or is threatened to be made a party to or witness or other participant in, a Proceeding by reason of (or arising in part out of) an Indemnifiable Event, the Company shall indemnify Indemnitee from and against any and all Expenses to the fullest extent permitted by law, as the same exists or may hereafter be amended or interpreted (but in the case of any such amendment or interpretation, only to the extent that such amendment or interpretation permits the Company to provide broader indemnification rights than were permitted prior thereto).

     (b) Initiation of Proceeding. Notwithstanding anything in this Agreement to the contrary, Indemnitee shall not be entitled to indemnification or advancement of Expenses pursuant to this Agreement in connection with any Proceeding initiated by Indemnitee against the Company or any director or officer of the Company unless (i) the Company has joined in or the Board has consented to the initiation of such Proceeding; (ii) the Proceeding is one to enforce indemnification rights under Section 5; or (iii) the Proceeding is instituted after a Change in Control (other than a Change in Control approved by a majority of the directors on the Board who were directors immediately prior to such Change in Control) and Independent Counsel has approved its initiation.

     (c) Expense Advances. If so requested by Indemnitee, the Company shall advance (within ten (10) business days of such request) any and all Expenses to Indemnitee (an "Expense Advance"); provided, that (i) such an Expense Advance shall be made only upon delivery to the Company of an undertaking by or on behalf of the Indemnitee to repay the amount thereof if it is ultimately determined that Indemnitee is not entitled to be indemnified by the Company;
(ii) if and to the extent that the Reviewing Party determines that Indemnitee would not be permitted to be so indemnified under applicable law, the Company shall be entitled to be reimbursed by Indemnitee (who hereby agrees to reimburse the Company) for all such amounts theretofore paid; and (iii) such an Expense Advance shall only be made if permitted under applicable law. If Indemnitee has commenced or commences legal proceedings in a court of competent jurisdiction to secure a determination that Indemnitee should be indemnified under applicable law, as provided in Section 5, any determination made by the Reviewing Party that Indemnitee would not be permitted to be indemnified under applicable law shall not be binding, and Indemnitee shall not be required to reimburse the Company for any Expense Advance until a final judicial determination is made with respect thereto (as to which all rights of appeal therefrom have been exhausted or have lapsed). Indemnitee's obligation to reimburse the Company for Expense Advances shall be unsecured and no interest shall be charged thereon.

     (d) Mandatory Indemnification. Notwithstanding any other provision of this Agreement, to the extent that Indemnitee has been successful on the merits or otherwise in defense of any Proceeding relating in whole or in part to an Indemnifiable Event or in defense of any issue or matter therein, Indemnitee shall be indemnified against all Expenses incurred in connection therewith.

     (e) Partial Indemnification. If Indemnitee is entitled under any provision of this Agreement to indemnification by the Company for some portion of Expenses, but not, however, for the total amount thereof, the Company shall nevertheless indemnify Indemnitee for the portion thereof to which Indemnitee is entitled.

     Section 3. Term. The indemnification herein given shall be deemed to have commenced upon the commencement of Indemnitee's service as a director of the Company, even if such election occurred prior to the date of this Agreement, and shall continue for the period of membership on the Company's Board and thereafter for any Indemnifiable Event arising from actions or events occurring during service as a director even though he may have ceased to be a director and shall inure to the benefit of the estate, heirs, and personal representatives of Indemnitee. If this Agreement is cancelled, modified, or amended, in whole or in part, any claims arising from actions or events occurring during the term of this Agreement shall be covered under the same terms and conditions as described herein.
     Section 4. Reviewing Party. Prior to any Change in Control, the Reviewing Party shall be any appropriate person or body consisting of a member or members of the Board or any other person or body appointed by the Board who is not a party to the particular Proceeding with respect to which Indemnitee is seeking indemnification. After a Change in Control, the Independent Counsel referred to below shall become the Reviewing Party. With respect to all matters arising after a Change in Control (other than a Change in Control approved by a majority of the directors on the Board who were directors immediately prior to such Change in Control) concerning the rights of Indemnitee to indemnity payments and Expense Advances under this Agreement or any other agreement or under applicable law or the Company's Restated Articles of Incorporation or Amended Bylaws now or hereafter in effect relating to indemnification for Indemnifiable Events, the Company shall seek legal advice only from Independent Counsel selected by Indemnitee and approved by the Company (which approval shall not be unreasonably withheld), and who has not otherwise performed services for the Company or the Indemnitee (other than in connection with indemnification matters) within the last five years. The Independent Counsel shall not include any person who, under the applicable standards of professional conduct then prevailing, would have a conflict of interest in representing either the Company or Indemnitee in an action to determine Indemnitee's rights under this Agreement. Such counsel, among other things, shall render its written opinion to the Company and Indemnitee as to whether and to what extent the Indemnitee should be permitted to be indemnified under applicable law. The Company agrees to pay the reasonable fees of the Independent Counsel and to indemnify fully such counsel against any and all Expenses (including attorneys' fees), claims, liabilities, loss, and damages arising out of or relating to this Agreement or the engagement of Independent Counsel pursuant hereto.

Section 5. Indemnification Process and Appeal.

     (a) Indemnification Payment. Indemnitee shall be entitled to indemnification and advancement of Expenses, and shall receive payment thereof, from the Company in accordance with this Agreement as soon as practicable after Indemnitee has made written demand on the Company for such indemnification or advancement of Expenses, unless the Reviewing Party has given a written opinion to the Company that Indemnitee is not entitled to indemnification or advancement of Expenses under applicable law.

     (b) Suit to Enforce Rights. Regardless of any action by the Reviewing Party, if Indemnitee has not received full indemnification or advancement of Expenses within thirty (30) days after making a demand in accordance with
Section 5(a), Indemnitee shall have the right to enforce its indemnification rights under this Agreement by commencing litigation in any court having subject matter jurisdiction, which seeks an initial determination by the court or challenges any determination by the Reviewing Party or any aspect thereof. The Company hereby consents to service of process and to appear in any such proceeding. Any determination by the Reviewing Party not challenged by the Indemnitee shall be binding on the Company and Indemnitee. The remedy provided for in this Section 5(b) shall be in addition to any other remedies available to Indemnitee at law or in equity.

     (c) Defense to Indemnification, Burden of Proof, and Presumptions. It shall be a defense to any action brought by Indemnitee against the Company to enforce this Agreement that it is not permissible under applicable law for the Company to indemnify, or provide an advancement of Expenses to, Indemnitee for the amount claimed. In connection with any such action or any determination by the Reviewing Party or otherwise as to whether Indemnitee is entitled to be indemnified or receive an advancement of Expenses hereunder, the burden of proving such a defense or determination shall be on the Company. Neither the failure of the Reviewing Party or the Company (including its Board, independent legal counsel, or its stockholders) to have made a determination prior to the commencement of such action by Indemnitee that indemnification of the claimant or an advancement of Expenses relating thereto is proper under the circumstances because Indemnitee has met the standard of conduct set forth in applicable law, nor an actual determination by the Reviewing Party or Company (including its Board, independent legal counsel, or its stockholders) that the Indemnitee had not met such applicable standard of conduct, shall be a defense to the action or create a presumption that the Indemnitee has not met the applicable standard of conduct.

     Section 6. Indemnification for Expenses Incurred in Enforcing Rights. The Company shall indemnify Indemnitee against any and all Expenses that are incurred by Indemnitee in connection with any action brought by Indemnitee for
(i) indemnification or advancement of Expenses by the Company under this Agreement or any other agreement or under applicable law or the Company's Restated Articles of Incorporation or Amended Bylaws now or hereafter in effect relating to indemnification for Indemnifiable Events; and/or (ii) recovery under directors' and officers' liability insurance policies maintained by the Company, but only in the event that Indemnitee ultimately is determined to be entitled to such indemnification or insurance recovery, as the case may be. In addition, the Company shall, if so requested by Indemnitee, advance the foregoing Expenses to Indemnitee, subject to and in accordance with Section 2(c).

     Section 7.        Notification and Defense of Proceeding.

     (a) Notice. Promptly after receipt by Indemnitee of notice of the commencement of any Proceeding, Indemnitee shall, if a claim in respect thereof is to be made against the Company under this Agreement, notify the Company of the commencement thereof; but the omission so to notify the Company will not relieve the Company from any liability that it may have to Indemnitee, except as provided in Section 7(c).

     (b) Defense. With respect to any Proceeding as to which Indemnitee notifies the Company of the commencement thereof, the Company will be entitled to participate in the Proceeding at its own expense and except as otherwise provided below, to the extent the Company so wishes, it may assume the defense thereof with counsel reasonably satisfactory to Indemnitee. After notice from the Company to Indemnitee of its election to assume the defense of any Proceeding, the Company shall not be liable to Indemnitee under this Agreement or otherwise for any Expenses subsequently incurred by Indemnitee in connection with the defense of such Proceeding other than reasonable costs of investigation or as otherwise provided below. Indemnitee shall have the right to employ legal counsel in such Proceeding, but all Expenses related thereto incurred after notice from the Company of its assumption of the defense shall be at Indemnitee's expense unless: (i) the employment of legal counsel by Indemnitee has been authorized by the Company; (ii) Indemnitee has reasonably determined that there may be a conflict of interest between Indemnitee and the Company in the defense of the Proceeding; (iii) after a Change in Control (other than a Change in Control approved by a majority of the directors on the Board who were directors immediately prior to such Change in Control), the employment of counsel by Indemnitee has been approved by the Independent Counsel; or (iv) the Company shall not in fact have employed counsel to assume the defense of such Proceeding, in each of which cases all Expenses of the Proceeding shall be borne by the Company. The Company shall not be entitled to assume the defense of any Proceeding brought by or on behalf of the Company or in the event (ii), (iii) or
(iv) above exists.

     (c) Settlement of Claims. The Company shall not be liable to indemnify Indemnitee under this Agreement or otherwise for any amounts paid in settlement of any Proceeding effected without the Company's written consent, such consent not to be unreasonably withheld; provided, however, that if a Change in Control has occurred (other than a Change in Control approved by a majority of the directors on the Board who were directors immediately prior to such Change in Control), the Company shall be liable for indemnification of Indemnitee for amounts paid in settlement if the Independent Counsel has approved the settlement. The Company shall not settle any Proceeding in any manner that would impose any penalty or limitation on Indemnitee without Indemnitee's written consent. The Company shall not be liable to indemnify the Indemnitee under this Agreement with regard to any judicial award if the Company was not given a reasonable and timely opportunity, at its expense, to participate in the defense of such action; the Company's liability hereunder shall not be excused if participation in the Proceeding by the Company was barred by this Agreement.

     Section 8. Service. It is contemplated that Indemnitee will continue to serve as a director of the Company. However, nothing herein contained shall obligate Indemnitee to such continued service; it being acknowledged by the Company that Indemnitee retains the right to resign as a director of the Company for any reason whatsoever. Neither shall this Agreement be construed as obligating either the Company or the stockholders to continue to elect Indemnitee to the Company's Board.

     Section 9. Non-Exclusivity. The rights of Indemnitee hereunder shall be in addition to any other rights Indemnitee may have under the Company's Restated Articles of Incorporation, Bylaws, applicable law, or otherwise. To the extent that a change in applicable law (whether by statute or judicial decision) permits greater indemnification than would be afforded currently under the Company's Amended and Restated Articles of Incorporation, Bylaws, applicable law, or this Agreement, it is the intent of the parties that Indemnitee enjoy by this Agreement the greater benefits so afforded by such change.

     Section 10. Liability Insurance. To the extent the Company decides to maintain or has maintained an insurance policy or policies providing general and/or directors' and officers' liability insurance, Indemnitee shall be covered by such policy or policies, in accordance with its or their terms, to the maximum extent of the coverage available for any director or officer.

     Section 11. Period of Limitations. No legal action shall be brought and no cause of action shall be asserted by or on behalf of the Company or any Affiliate of the Company against Indemnitee, Indemnitee's spouse, heirs, executors, or personal or legal representatives after the expiration of two (2) years from the date of accrual of such cause of action, or such longer period as may be required by state law under the circumstances. Any claim or cause of action of the Company or its Affiliate shall be extinguished and deemed released unless asserted by the timely filing and notice of a legal action within such period; provided, however, that if any shorter period of limitations is otherwise applicable to any such cause of action, the shorter period shall govern.

     Section 12. Amendment of this Agreement. No supplement, modification, or amendment of this Agreement shall be binding unless executed in writing by both of the parties hereto. No waiver of any of the provisions of this Agreement shall be binding unless in the form of a writing signed by the party against whom enforcement of the waiver is sought, and no such waiver shall operate as a waiver of any other provisions hereof (whether or not similar), nor shall such waiver constitute a continuing waiver. Except as specifically provided herein, no failure to exercise or any delay in exercising any right or remedy hereunder shall constitute a waiver thereof.

     Section 13. Subrogation. In the event of payment under this Agreement, the Company shall be subrogated to the extent of such payment to all of the rights of recovery of Indemnitee, who shall execute all papers required and shall do everything that may be necessary to secure such rights, including the execution of such documents necessary to enable the Company effectively to bring suit to enforce such rights (unless such action would make Indemnitee liable under applicable documents).

     Section 14. No Duplication of Payments. The Company shall not be liable under this Agreement to make any payment in connection with any claim made against Indemnitee to the extent Indemnitee has otherwise received payment (under any insurance policy, article, bylaw, or otherwise) of the amounts otherwise indemnifiable hereunder.

     Section 15. Binding Effect. This Agreement shall be binding upon and inure to the benefit of and be enforceable by the parties hereto and their respective successors (including any direct or indirect successor by purchase, merger, consolidation, or otherwise to all or substantially all of the business and/or assets of the Company), assigns, spouses, heirs, and personal and legal representatives. The Company shall require and cause any successor (whether direct or indirect by purchase, merger, consolidation, or otherwise) to all, substantially all, or a substantial part, of the business and/or assets of the Company, by written agreement in form and substance satisfactory to Indemnitee, expressly to assume and agree to perform this Agreement in the same manner and to the same extent that the Company would be required to perform if no such succession had taken place. The indemnification provided under this Agreement shall continue as to Indemnitee for any action taken or not taken while serving in an indemnified capacity pertaining to an Indemnifiable Event even though he may have ceased to serve in such capacity at the time of any Proceeding.

     Section 16. Severability. If any provision (or portion thereof) of this Agreement shall be held by a court of competent jurisdiction to be invalid, void, or otherwise unenforceable, the remaining provisions of this Agreement shall remain enforceable to the fullest extent permitted by law. Furthermore, to the fullest extent possible, the provisions of this Agreement (including, without limitation, each portion of this Agreement containing any provision held to be invalid, void, or otherwise unenforceable, which is not itself invalid, void, or unenforceable) shall be construed so as to give effect to the intent manifested by the provision held invalid, void, or unenforceable.

     Section 17. Governing Law. This Agreement shall be governed by and construed and enforced in accordance with the laws of the State of Nevada applicable to contracts made and to be performed in such state without giving effect to its principles of conflicts of laws.

     Section 18. Notices. All notices, demands, and other communications required or permitted hereunder may be effected by personal delivery in writing, by facsimile, or by registered or certified mail, postage prepaid, return receipt requested, and shall be deemed communicated as of the date of personal delivery, facsimile, or mailing. Mailed notices shall be addressed as set forth below, but each party may change its address by written notice in accordance with this Section 18.

          If to the Company:        Central Freight Lines, Inc.
                                    5601 West Waco Dr.
                                    Waco, TX  76710

         If to Indemnitee:




     Section 19. Counterparts. This Agreement may be executed in one or more counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.

     IN WITNESS WHEREOF, the parties hereto have duly executed and delivered this Agreement as of the day specified above.
         INDEMNITEE: CENTRAL FREIGHT LINES, INC., a Nevada corporation


___________________________                   By:______________________________
                                              Name:    Robert V. Fasso
                                 Title:   Chief Executive Officer and President

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

Date:    November 10, 2005

                               /s/ Robert V. Fasso
                               -------------------
                                 Robert V. Fasso
                             Chief Executive Officer

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

Date:    November 10, 2005

                               /s/ Jeffrey A. Hale
                               -------------------
                                 Jeffrey A. Hale
                             Chief Financial Officer

                                                                    EXHIBIT 32.1



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Annual Report of Central Freight Lines, Inc. (the "Company") on Form 10-Q for the period ended October 1, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert
V. Fasso, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                               /s/ Robert V. Fasso
                               -------------------
                                 Robert V. Fasso
                             Chief Executive Officer
                                November 10, 2005

                                                                   EXHIBIT 32.2


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Annual Report of Central Freight Lines, Inc. (the "Company") on Form 10-Q for the period ended October 1, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jeffrey
A. Hale, Chief Financial Officer of the Company,  certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                               /s/ Jeffrey A. Hale
                               -------------------
                                 Jeffrey A. Hale
                             Chief Financial Officer
                                November 10, 2005