Form 10-K
period 2005-12-31
CENTRAL FREIGHT LINES INC
filed 2006-04-17
CIK 1085636

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2005

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

                                 (254) 772-2120
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

                                      None

           Securities registered pursuant to Section 12(g) of the Act:

     Title of each class              Name of each exchange on which registered
Common stock $0.001 Par Value                           Nasdaq

     Indicate by check mark if the registrant is a well-known  seasoned  issuer,
as defined in Rule 405 of the Securities Act.    Yes    X  No

     Indicate by check mark if the  registrant  is not  required to file reports
pursuant to Section 13 or Section 15(d) of the Act.    Yes    X  No

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
   X    Yes       No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (S 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer       Accelerated filer        Non-accelerated filer  X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
   Yes   X      No

     The aggregate market value of the voting stock held by non-affiliates of the registrant was $33,164,410 as of July 1, 2005 (based upon the $2.85 per share closing price on that date as reported by Nasdaq). In making this calculation the registrant has assumed, without admitting for any purpose, that all executive officers, directors, and holders of more than 10% of a class of outstanding common stock, and no other persons, are affiliates.

     The number of shares of common stock outstanding at March 23, 2006 was 18,291,032.


                       DOCUMENTS INCORPORATED BY REFERENCE

     Materials from the registrant's definitive proxy statement for the 2006 Annual Meeting of Stockholders have been incorporated by reference into Part III of this Form 10-K.





                                TABLE OF CONTENTS

     Item                                                                                                    Page
   --------                                                                                                --------

                                     PART I

1.       Business.                                                                                             1
1A.      Risk Factors.                                                                                         4
2.       Properties.                                                                                          10
3.       Legal Proceedings.                                                                                   10
4.       Submission of Matters to a Vote of Security Holders.                                                 11

                                     PART II

5.       Market for Registrant's Common Equity, Related Stockholder Matters
         and Issuer Purchases of Equity Securities.                                                           12
6.       Selected Financial Data.                                                                             13
7.       Management's Discussion and Analysis of Financial Condition and Results of   Operations.             15
7A.      Quantitative and Qualitative Disclosures about Market Risk.                                          29
8.       Financial Statements and Supplementary Data.                                                         30
9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.                30
9A.      Controls and Procedures.                                                                             31
9B.      Other Information.                                                                                   31

                                    PART III

10.      Directors and Executive Officers of the Registrant.                                                  31
11.      Executive Compensation.                                                                              31
12.      Security Ownership of Certain Beneficial Owners and Management and
         Related Stockholder Matters.                                                                         32
13.      Certain Relationships and Related Transactions.                                                      32
14.      Principal Accountant Fees and Services.                                                              32

                                     PART IV

15.      Exhibits and Financial Statement Schedules.                                                          33



                                     PART I

Item 1.           Business.

     Except for the historical information contained herein, the discussion in this annual report contains "forward-looking statements," which include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation, and availability of resources. These forward-looking statements include, without limitation, statements regarding expectations as to operational improvements; statements regarding consummation of the merger transaction with North American Truck Lines, LLC; expectations as to cost savings, revenue growth, and earnings; proposed new products and services; expectations that claims, lawsuits, commitments, contingent liabilities, labor negotiations, or agreements, or other matters will not have a materially adverse effect on our consolidated financial position, results of operations, or liquidity; statements concerning projections, predictions, expectations, estimates, or forecasts as to our business, financial, and operational results and future economic performance; and statements of management's goals and objectives, and other similar expressions concerning matters that are not historical facts. Words such as "may," "will," "should," "could," "would," "predicts," "potential," "continue," "expects," "anticipates," "future," "intends," "plans," "believes," "estimates," and similar expressions, as well as statements in future tense, identify forward-looking statements. These statements are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and/or management's good faith belief with respect to future events, and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. Readers should review and consider the factors discussed in "Factors that May Affect Future Results" along with the various disclosures by the Company in its press releases, stockholder reports, and filings with the Securities and Exchange Commission. We do not assume, and specifically disclaim, any obligation to update any forward-looking statement contained in this annual report.

     References in this Annual Report to "we," "us," "our," or the "Company" or similar terms refer to Central Freight Lines, Inc. and its operating subsidiary.

Overview

     We are a regional less-than-truckload ("LTL") trucking company that has operations in the Southwest, Midwest, and Northwest regions of the United States. We also offer inter-regional service between our operating regions and maintain alliances with other similar companies to complete transportation of shipments outside of our operating territory. None of our employees is represented by a union.

     Our Southwest region is the eight-state territory of California, Texas, Arizona, New Mexico, Oklahoma, Louisiana, Arkansas, and Nevada. 48 of our 63 terminals are strategically located in our Southwest region. Our Midwest region is the four-state territory of Kansas, Missouri, Illinois, and Iowa. Our Northwest region is the two-state territory of Oregon, and Washington.

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

Our Revenue Equipment

     At December 31, 2005, our fleet contained 1,831 tractors and 8,066 trailers. The table below reflects, as of December 31, 2005, the average age of our tractors and trailers:

                                                          Number     Average Age
Type of Equipment (categorized by primary use)           of Units     in Years
Linehaul tractors....................................       669          4.7
Pick-up and delivery tractors........................     1,162          6.3
Trailers.............................................     8,066         14.4

Our Customers and Marketing

     Our customers represent a broad range of industries, with the largest concentration coming from the retail sector. In 2005, our five largest customers were Home Depot, Dell Inc., Wal-Mart Stores, Inc., Tyco International and Sears. These customers together generated approximately 13.6% of our revenue. Home Depot, our largest customer in 2005, generated approximately 4.1% of our revenue. Since our inception in 1997, no single customer has represented more than 10% of our operating revenue in any year. We believe the diversity of our customers and their industries lessens the impact of business cycles affecting any one company or industry. However, the loss of one or more of our five largest customers could significantly and adversely affect our cash flow, market share, and profits. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Customers" for additional information.

     We target shippers that have significant and growing distribution needs in our operating regions and have freight that enhances our overall efficiency and profitability. We accomplish this by involving sales, operations, and finance personnel in evaluating and targeting potential new accounts. Our operations personnel identify areas in our regions where additional freight could help fill partially full trailers, fill trailers that return empty from scheduled trips, or complement existing pick-up and delivery schedules. Our sales personnel solicit business from these potential customers and our traffic and pricing personnel determine whether the freight would contribute to our overall profitability.

     We have established transportation alliances with regional LTL carriers in the Northeast and Southeast regions of the United States. In these arrangements, we exchange shipments for delivery in each other's service territory. This practice can help each carrier in several respects. First, the freight inflows from the other regions add tonnage to the delivering company's operation. This improves profitability by increasing freight density over the terminal network and linehaul operation. Second, the alliances permit regional carriers to provide out-of-territory service for their customers. This maintains customer relationships and prevents regional carriers from losing revenue to national carriers that could deliver the freight from pick-up to delivery. Third, the alliances permit multiple regional carriers to bid for national accounts and bring the advantages of non-union regional operations to national accounts. Transportation alliances generated approximately 7.5% of our revenue in 2005.

Competition

     The LTL industry is highly competitive on the basis of both service and price. Our primary competitors are regional, inter-regional, and national LTL carriers, and, to a lesser extent, truckload carriers, railroads, airfreight companies, and overnight package companies. Our major competitors within the regional LTL industry include certain regional operating subsidiaries of CNF Inc., YRC Worldwide, Inc., and SCS Transportation, Inc. Many of our competitors are larger, operate more equipment, and have greater financial resources than we do. We believe that our terminal network and traffic density offer competitive advantages within our regions.

Employees

     As of December 31, 2005, we had 2,794 full-time employees and 656 part-time employees in our operations. These individuals were employed in the following categories:

                                  Number of
           Category               Employees
           --------               ---------
Linehaul drivers..............       492
Pickup and delivery drivers...     1,190
Platform......................       952
Mechanics.....................        98
Sales.........................        97
Salaried, clerical, and other.       621
                                     ---
  Total.......................     3,450
                                   =====

None of our employees is currently represented under a collective bargaining agreement.

Fuel Availability and Cost

     We depend heavily upon the availability of diesel fuel. To address fluctuations in fuel prices, we seek to impose fuel surcharges on our accounts. Historically, we have not engaged in hedging transactions to insulate us from fluctuations in fuel prices, and our surcharge arrangements may not fully protect us from fuel price increases. Our management believes that our operations and financial results are susceptible to the same fuel price increases or fuel shortages as those of our competitors. Fuel costs, excluding fuel taxes, averaged approximately 8.4% of our revenue in 2005.

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

Regulation

     We operate in a highly regulated industry. The primary regulatory agencies affecting our business are the United States Department of Transportation, or DOT, and similar state and local agencies that exercise broad powers over our business, generally governing such activities as authorization to engage in motor carrier operations, safety, and insurance requirements. Our company drivers and independent contractors also must comply with the safety and fitness regulations promulgated by the DOT, including those relating to drug and alcohol testing, licensing requirements, and additional restrictions imposed by homeland security requirements in January 2005. Changes in the laws and regulations governing our industry could affect the economics of the industry by requiring changes in operating practices or by influencing the demand for, and the costs of providing, services to shippers. New and more restrictive hours of service regulations for drivers became effective on January 4, 2004. After nine months of operation under the revised hours-of-service regulations, citizens' advocacy groups successfully challenged the regulations in court, alleging that they were developed without properly considering issues of driver health. Pending further action by the courts or the effectiveness of new rules addressing the issues raised by the appellate court, Congress enacted a law that extended the effectiveness of the revised hours-of-service rules until September 30, 2005. Without significant further changes, the hours of service regulations became effective on October 1, 2005. If driving hours are further restricted by new revisions to the hours-of-service rules, we could experience a reduction in driver miles that may adversely affect our business and results of operations.

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

Item 1A. Risk Factors.

     We experienced losses from continuing operations during 2004, and 2005, and we expect to experience additional losses in 2006.


     We have experienced recurring negative cash flows attributable primarily to operating losses. As a result of such negative cash flows and losses, there is substantial doubt about our ability to continue as a going concern. We believe that the merger transaction with North American Truck Lines, LLC, described in more detail in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Pending Merger with North American Truck Lines, LLC," represents the best available strategic alternative to address our need for liquidity and capital resources. If the pending merger transaction with North American Truck Lines, LLC is not consummated, the value of stockholders' investments may suffer. (See further discussion under Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".)


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

o Some of our competitors offer customers a money back guarantee if certain shipments are delivered late.

o Many customers reduce the number of carriers they use by selecting so-called ''core carriers'' as approved transportation service providers, and in some instances we may not be selected.

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

     The LTL industry is capital intensive. Historically, we have depended on cash from operations, borrowing from banks and finance companies, and leases to expand the size of our terminal network and maintain and expand our fleet of revenue equipment. Our 2006 budget for capital expenditures, will be approximately $7.5 million including approximately $6.0 million for replacement trailers. We expect that proceeds from the sale of two terminals (in the first quarter of 2006) and other proceeds (mainly from sales of revenue equipment) will approximate $9.0 million after paying off related terminal debt in 2006. If we are unable to generate sufficient cash from operations and obtain financing on favorable terms in the future, we may have to limit our planned replacements, enter into less favorable financing arrangements, or operate our revenue equipment for longer periods, any of which could have a materially adverse effect on our profitability.

     The loss of one or more of our five largest customers could significantly and adversely affect our cash flow, market share, and profits.

     In 2005, our largest customer, Home Depot, accounted for approximately 4.1% of our total revenue, and our five largest customers accounted for approximately 13.6% of our total revenue. Our largest customers are under no firm obligation to ship with us and the contracts are generally terminable upon 30 or 60 days' notice. In addition, we have significant exposure to the retail sector and to the economies in Texas and California. If we lose one or more of our large customers, or if there is a decline in the amount of services those customers purchase from us, our cash flow, market share, and profits could be adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Customers" for additional information.

     If we are unable to retain our key employees, our business, financial condition, and results of operations could be harmed.

     We are highly  dependent  upon the services of the following key employees:
Robert V. Fasso, our Chief Executive Officer and President; Jeffrey A. Hale, our Senior Vice President and Chief Financial Officer; Walt Ainsworth, our Executive Vice President; and Rich Stolz our Senior Vice President of Marketing and Sales. The loss of any of their services could have a materially adverse effect on our operations and future profitability. We must continue to develop and retain a core group of managers if we are to realize our goal of restoring our growth. We cannot assure you that we will be able to do so.

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

     Further, on January 20, 2006, a lawsuit was filed against us, and certain of our officers, directors, and former directors. This action was filed in the District Court of McLennan County, Texas. The lawsuit includes a purported derivative action on behalf of us and our stockholders against the officers, directors, and former directors, generally alleging breach of fiduciary duty, fraud, bad faith, and conspiracy.

     On February 1, 2006, a purported derivative action was filed against us by the same plaintiff that filed the derivative actions on August 9 and 10, 2004, as nominal defendant, and against our current directors. This action was filed in the District Court of McLennan County, Texas and generally alleges breach of fiduciary duty and conflicts of interest on the part of the directors in connection with their approval of the pending merger transaction with North American Truck Lines, LLC. The purported derivative action seeks declaratory, injunctive, and other relief preventing consummation of the pending merger transaction. This litigation, as well as any other securities class action litigation that might be initiated against us, could result in substantial costs and a diversion of management's attention and resources.

     We do not believe there is any factual or legal basis for the allegations against us, and we intend to vigorously defend ourselves against these lawsuits. We have informed our insurance carrier and have retained outside counsel to assist in our defense. We cannot provide any assurances as to the outcome of these litigations. Any conclusion of these litigations in a manner adverse to us could have a material adverse effect on our business, financial condition, and results of operations. In addition, the cost to us of defending the litigation, even if resolved in our favor, could be substantial. Such litigation could also divert the attention of our management and our resources in general. Uncertainties resulting from the initiation and continuation of these litigations also could harm our ability to compete in the marketplace.

     Ongoing insurance and claims expenses could significantly affect our operations.

     Our future insurance and claims expenses might exceed historical levels, which could reduce our earnings. We currently carry $30.0 million of insurance coverage, with a self-insured retention of $1.0 million per occurrence for claims resulting from cargo theft or loss, personal injury, property damage, and physical damage to our equipment. We also self-insure for workers' compensation up to $1.0 million per occurrence, and for all health claims up to $0.3 million per occurrence. Insurance carriers have raised premiums for most trucking companies. Additional increases could further increase our insurance and claims expense as current coverages expire or cause us to raise our self-insured retention. If the number or severity of claims for which we are self-insured increases, we suffer adverse development in claims compared with our reserves, or any claim exceeds the limits of our insurance coverage, our financial results could be materially and adversely affected.

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

     Our ability to incur additional indebtedness could be adversely affected by an increase in requirements that we post letters of credit in support of our insurance policies. On January 31, 2005, we entered into a Credit Facility with Bank of America, N.A., as Agent, and certain other lenders. The face amount of letters of credit we are required to post may increase in the future. Increases in letters of credit outstanding will reduce our borrowing capacity under the Credit Facility, thereby adversely affecting our liquidity.

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

     We require large amounts of diesel fuel to operate our tractors. Diesel fuel prices fluctuate greatly due to economic, political, and other factors beyond our control. For example, diesel fuel prices, excluding Federal and State taxes, recently reached historically high levels ($2.28 average price per gallon in October 2005), with our cost averaging $1.83 per gallon for 2005, compared with $1.23 per gallon for 2004. To address fluctuations in fuel prices, we seek to impose fuel surcharges on our accounts. These arrangements will not fully protect us from fuel price increases. In addition, any shortage or interruption in the supply of fuel would negatively affect us. Accordingly, fluctuations in fuel prices, or a shortage of diesel fuel, could materially and adversely affect our results of operations. We base our fuel surcharge rates on the weekly national average price of diesel fuel. Because our operations are concentrated in the southwestern United States, there is some risk that the national average will not fully reflect regional fuel prices, particularly in California. Historically, we have not engaged in hedging transactions to protect us from fluctuations in fuel prices.

     We rely on transportation alliances with other LTL operators, and a breakdown of these alliances could adversely affect our revenue.

     In our regional LTL operations, we primarily pick up and deliver freight within our own operating regions. Freight originating outside our territory for delivery inside our territory is brought to us by several other trucking companies with which we have formed transportation alliances. In return, we deliver to them freight that originates in our territory for delivery in their territories. In 2005, transportation alliances generated approximately 7.5% of our revenue. These alliances subject us to certain risks, including:

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

     Our former Chairman, Jerry Moyes, his family, and trusts for the benefit of his family own approximately 35.5% of our stock and have substantial control over us.

     Jerry Moyes and trusts for the benefit of his family beneficially own approximately 31.5% of our outstanding common stock. In addition, Mr. Moyes' brother and sister-in-law, Ronald and Krista Moyes, beneficially own approximately 4.0% of our outstanding common stock. Mr. Jerry Moyes, his family, and certain trusts for the benefit of his family are able to influence decisions requiring stockholder approval, including election of our board of directors, our management and policies, the adoption or extension of anti-takeover provisions, mergers, and other business combinations. This concentration of ownership may allow Mr. Jerry Moyes to prevent or delay a change of control of our company or an amendment to our certificate of incorporation or our bylaws. In matters requiring stockholder approval, Mr. Jerry Moyes' interests may differ from the interests of other holders of our common stock and he may take actions affecting us with which you may disagree.

     We engage in transactions with other businesses controlled by our officers and directors, and the interests of our officers and directors could conflict with the interests of our other stockholders.

     We engage in multiple transactions with related parties. These transactions include the lease of 29 active terminals and four dormant terminals from Southwest Premier Properties, L.L.C. Southwest Premier is owned by some of our existing stockholders, including Jerry Moyes, our former Chairman of the Board, and Robert V. Fasso, our Chief Executive Officer. These related party transactions also include the lease of two active terminals from Jerry Moyes, the lease of two terminals from Swift Transportation, and freight transportation transactions with Swift Transportation Co., Inc. ("Swift") and Central Refrigerated Service, Inc. ("Central Refrigerated"), companies for which Jerry Moyes served as Chairman. As a result, our directors and executive officers may have interests that conflict with yours. Although we have adopted a policy requiring that all future transactions with affiliated parties be approved by our audit committee or another committee of disinterested directors, we cannot assure you that the policy will be successful in eliminating conflicts of interests.

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

     At December 31, 2005, we conducted our LTL operations through five owned terminal locations and 58 leased terminal locations. Our ten largest terminals by number of loading doors are listed below:


                                                              Total
                                                            Number of
                                   Location               Loading Doors
                                   --------               -------------
                          Dallas, Texas.............           522
                          Houston, Texas............           349
                          Fort Worth, Texas.........           200
                          San Antonio, Texas........           147
                          Austin, Texas.............           132
                          Phoenix, Arizona..........           121
                          Beaumont, Texas...........           113
                          Fontana, California.......           110
                          Chicago, Illinois.........            80
                          Tyler, Texas..............            76
                          53 others.................         1,894
                                                             -----
                             Total...................        3,744
                                                             =====

     We lease 29 of our active terminals and four dormant terminals from related parties. See "Related Party Terminal Leases" under Item 7 in Part II of this Annual Report for additional information concerning these leases.

Item 3.           Legal Proceedings

     We are involved in certain claims and pending litigation arising from the normal conduct of business. Based on the present knowledge of the facts, we believe the resolution of the claims and pending litigation will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

     In June and July 2004, three stockholder class actions were filed against us and certain of our officers and directors. The class actions were filed in the United States District Court - Western District of Texas and generally allege that false and misleading statements were made in the initial public offering registration statement and prospectus, during the period surrounding the initial public offering and up to the press release dated June 16, 2004. The class actions were subsequently consolidated in the United States District Court
- Western District of Texas under the title In re: Central Freight Lines Securities Litigation. The Oklahoma Firefighters Pension and Retirement System has been named lead plaintiff in the consolidated action, and a Consolidated Amended Class Action Complaint was filed on May 9, 2005. The Consolidated Amended Class Action Complaint generally alleges that false and misleading statements were made in our initial public offering registration statement and prospectus, during the period surrounding the initial public offering and up to March 17, 2005. On July 8, 2005, we responded to the Consolidated Amended Class Action Complaint by filing a motion to dismiss. On August 23, 2005, the lead plaintiff filed its opposition to this motion to dismiss, and on September 12, 2005, we filed a response in which it again requested dismissal of the Consolidated Amended Class Action Complaint. At present, this motion is still pending and no hearing date has been set.

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

     On February 1, 2006, a purported derivative action was filed against us by the same plaintiff that filed the actions in the preceding paragraph, as nominal defendant, and against our current directors. This action was filed in the District Court of McLennan County, Texas and generally alleges breach of fiduciary duty and conflicts of interest on the part of the directors in connection with their approval of the pending merger transaction with North American Truck Lines, LLC. The purported derivative action seeks declaratory, injunctive, and other relief preventing consummation of the pending merger transaction.

     On January 20, 2006, a lawsuit was filed against us, and certain of our officers, directors, and former directors. This action was filed in the District Court of McLennan County, Texas. The lawsuit includes a purported derivative action on behalf of us and our stockholders against the officers, directors, and former directors, generally alleging breach of fiduciary duty, fraud, bad faith, and conspiracy.

     We have informed our insurance carrier of the above litigations and have retained outside counsel to assist in our defense. Prior to December 12, 2004, we maintained a $5.0 million directors' and officers' insurance policy with a $350,000 deductible. On December 12, 2004, we increased our directors' and officers' insurance coverage. We currently maintain a $15.0 million directors' and officers' insurance policy with a $350,000 deductible. In the 2004 third quarter, in connection with these litigations, we recorded an expense of $350,000, representing the full deductible amount under our current directors' and officers' insurance policy.

     We do not believe there is any factual or legal basis for the allegations against us, and we intend to vigorously defend ourselves against these lawsuits. Although it is not possible at this time to predict the litigation outcome of these cases, we expect to prevail. However, an adverse litigation outcome could be material to our consolidated financial position or results of operations. As a result of the uncertainty regarding the outcome of this matter, no provision has been made in the consolidated financial statements with respect to this contingent liability except for the insurance deductible.

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

During the fourth quarter of 2005, no matters were submitted to a vote of security holders.

                                     PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

     Our common stock is traded on the Nasdaq National Market, under the symbol "CENF". The following table sets forth, for the periods indicated, the high and low bid information per share of our common stock as reported by Nasdaq.


                                             High                      Low
                                             ----                      ---
    2004
    ----
    First Quarter                           $19.32                    $11.94
    Second Quarter                          $13.23                     $7.14
    Third Quarter                            $8.20                     $5.40
    Fourth Quarter                           $7.25                     $5.32

    2005
    ----
    First Quarter                            $7.50                     $2.95
    Second Quarter                           $3.88                     $2.35
    Third Quarter                            $3.32                     $1.69
    Fourth Quarter                           $2.31                     $1.50

     As of March 23, 2006, our common stock was held by 40 stockholders of record. However, we believe that many additional holders of our common stock are unidentified because a substantial number of shares are held of record by brokers or dealers for their customers in street names.

Dividend Policy

     Since our initial public offering, we have not paid cash dividends on our common stock, and we do not anticipate paying any cash dividends on our common stock in the foreseeable future. Any future dividends will be determined at the discretion of our board of directors. The board may consider our financial condition and results of operations, cash flows from operations, current and anticipated capital requirements, the income tax laws then in effect, any legal or contractual requirements, and other factors our board deems relevant.

Item 6.           Selected Financial Data


                                                                          Year Ended December 31,
                                                                          -----------------------

                                                         2005          2004         2003(1)      2002(1)       2001
                                                         ----          ----         -------      -------       ----

                                                         (in thousands, except per share amounts and operating data)
       Statements of Operations Data:
         Operating revenues......................   $   372,140   $   386,601   $   389,696  $   371,445  $   395,702
         Operating expenses:
           Salaries, wages, and benefits.........       208,846       222,230       205,393      209,302      233,571
           Purchased transportation..............        36,217        42,152        38,113       28,806       31,739
           Purchased transportation - related
             parties.............................        14,627        14,571        18,582       21,106       17,708
           Operating and general supplies and
             expenses..............................      91,806        82,702        66,144       59,270       67,193
           Operating and general supplies and
             expenses - related parties..........           305           274            12          286           53
           Insurance and claims..................        22,890        25,186        16,057       14,576       14,607
           Building and equipment rentals........         4,279         4,297         3,181        3,241        3,493
           Building and equipment rentals -
             related parties.....................         1,809         1,795         1,903        1,779        1,600
           Goodwill impairment (8)...............         4,324            -              -           -             -
           Depreciation and amortization.........        18,169        17,049        16,605       17,974       21,241
                                                         ------        ------        ------       ------       ------
             Total operating expenses............       403,272       410,256       365,990      356,340      391,205
                                                        -------       -------       -------      -------      -------
         Operating (loss) income.................       (31,132)      (23,655)       23,706       15,105        4,497
         Interest expense........................         3,860         1,469         3,547        4,916        5,620
         Interest expense - related
           parties(2)............................         6,177         6,197         6,130        6,359        5,888
                  --                                      -----         -----         -----        -----        -----
         (Loss) income from continuing
           operations before income taxes........       (41,169)      (31,321)       14,029        3,830       (7,011)
         Income tax benefit (expense) (7)........         1,686         8,473        (1,759)       1,412          119
         Income tax expense-conversion to C
                Corporation......................             -             -        (9,834)           -            -
                                                        -------       -------        -------      -------     -------
       (Loss) income from continuing                    (39,483)      (22,848)        2,436        5,242       (6,892)
           operations............................

       Loss from discontinued operations                      -             -        (8,341)           -            -
                                                        -------       -------        -------      -------      -------
         Net (loss) income.......................   $   (39,483)  $   (22,848)  $    (5,905) $     5,242  $    (6,892)
                                                     ===========   ===========   ===========  ===========  ===========

       Pro Forma C Corporation Data:(3)
         Historical income (loss) from continuing
           operations before income taxes........   $         -   $         -   $    14,029  $     3,830  $    (7,011)
         Pro forma (provision) benefit for
           income taxes attributable to
           continuing operations.................             -             -        (5,666)      (2,781)       1,108
                                                          ------        ------        ------       ------        -----
         Pro forma income (loss) from
           continuing operations.................   $         -   $         -   $     8,363  $     1,049  $    (5,903)
       Loss from discontinued operations                      -             -        (8,341)           -            -
                                                          ------        ------        ------        ------       ------
       Pro forma net income (loss)...............   $         -   $         -   $        22  $     1,049  $    (5,903)
                                                      ----------     ----------   -----------  -----------  -----------


                                                                          Year Ended December 31,
                                                                          -----------------------

                                                         2005          2004         2003(1)      2002(1)       2001
                                                         ----          ----         -------      -------       ----
       Net loss per share
           Basic.................................   $      (2.17) $      (1.27) $         -  $         -  $         -
           Diluted...............................          (2.17)        (1.27)           -            -            -
         Weighted average shares outstanding:
           Basic.................................         18,230        17,971            -            -            -
           Diluted...............................         18,230        17,971            -            -            -
       Pro forma income (loss) from
           continuing operations per share:
           Basic.................................   $         -   $         -    $       0.75 $       0.10 $      (0.54)
           Diluted...............................             -             -            0.69         0.09        (0.54)
         Weighted average shares outstanding:
           Basic.................................             -             -          11,163       10,868       10,916
           Diluted...............................             -             -          12,103       11,548       10,916

       Other Financial Data:
         Capital expenditures(4).................         2,050        36,717           7,024        6,008       10,186

       Operating Data:
         LTL revenue per
           hundredweight(5)......................   $     11.83   $     11.63   $      11.37 $      10.42 $      10.06
         Total tons hauled.......................     1,784,522     1,908,621      1,962,890    2,120,080    2,388,816
         Operating ratio(6)......................         108.4%        106.1%         93.9%        95.9%        98.9%
         Number of working days..................           253           253           253          253          253

Balance Sheet Data (at period end):
  Cash and cash equivalents...............           $      348    $    2,144   $    37,269   $     7,350  $       187
  Net property and equipment                            111,349       135,274       114,693       126,751      139,954
  Total assets...........                               174,831       237,254       223,149       196,401      195,877
  Long-term debt, capital leases,
    and related party financing,
    including current portion                            53,726        55,694        49,517       103,054      111,270
  Stockholders' equity...                                48,386        87,558       108,438        30,374       23,302



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

     (4) Includes $0.8 million of capital expenditures in 2002 attributable to the operations of Central Refrigerated, which we divested on December 31, 2002. See Item 7 of this Annual Report for additional information.

     (5) Average revenue we receive for transporting 100 pounds of freight.

     (6) Operating expenses as a percentage of operating revenues.

     (7) In 2004, the IRS disallowed certain tax deductions taken by the S corporation stockholders pursuant to a contested liability trust. As a result, our tax basis was increased, resulting in a deferred tax benefit of $1.8 million. Also in 2004, we recorded a deferred tax asset valuation allowance of approximately $4.9 million.

     (8) In 2005, an annual impairment test of our goodwill, promulgated by GAAP, determined that the carrying value exceeded its fair value thereby requiring that we write off the remaining net book value of approximately $4.3 million.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

     We are a regional LTL trucking company that has operations in the Southwest, Midwest, and Northwest regions of the United States. We also offer inter-regional service between our operating regions and maintain alliances with other similar companies to complete transportation of shipments outside of our operating territory. As an LTL carrier, we typically transport multiple shipments for multiple customers in each trailer. Our drivers pick up freight from customer locations during the day and relay critical information to our planners. Upon arrival at the origin terminal, freight is unloaded, and then re-loaded onto a linehaul inter-city trailer that is bound for the destination city. Upon arrival at the destination terminal, freight is unloaded, sorted, and delivered by local delivery trucks. The main factors that affect our results are the rates we are able to charge our customers, the volume of freight we handle, and our ability to control our costs.

Revenues

Our revenues vary with the revenue per hundredweight we charge to customers and the volume of freight we transport:

o Revenue per hundredweight measures the rates we receive from customers and varies with the type of goods being shipped and the distance these goods are transported. Our LTL revenue per hundredweight increased approximately 1.7% from $11.63 in 2004, to $11.83 in 2005, due mainly to increases in fuel surcharge revenue. Our LTL revenue per hundredweight, without fuel surcharge revenue, declined to $10.62 in 2005 from $11.01 in 2004.

o Volume depends on the number of customers we have, the amount of freight those customers ship, geographic coverage, and the general economy. Our total tonnage decreased by 6.5% from 2004 to 2005.

     Historically, most of our revenue has been generated from transporting LTL shipments from customers within our operating regions. In 2005, approximately 7.5% of our revenue was derived from shipments that originated or terminated in regions outside our network, where a portion of the freight movement was handled by another carrier. We refer to this as "interline freight." Most of this revenue was obtained from carriers with which we maintain transportation alliances. The revenue from interline freight in 2005 was lower compared to 2004, due in large part to a reduction in interline revenue associated with the overall reduction in business levels relating to Dell which is discussed in more detail under "Customers" below. We do not recognize the portion of revenue (or the associated expenses) that relate to the portion of shipments hauled by our alliance partners. In addition to transportation revenue, we also recognize revenue from fuel surcharges we receive from our customers when the national average diesel fuel price published by the U.S. Department of Energy exceeds prices listed in our contracts and tariffs.

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

     Goodwill impairment. Pursuant to FASB Statement of Financial Accounting Standards No. 142 ("SFAS 142") Goodwill and Other Intangible Assets, goodwill is no longer amortized, but is tested annually, or more frequently if a triggering event occurs, for impairment using a fair value approach.

     We performed the impairment test required by SFAS 142 as of the end of the 2005 third quarter. As a result of this analysis, we determined that the carrying value of our goodwill exceeded fair value. Thus, we adjusted the carrying value of goodwill to fair value, resulting in the write off of all goodwill. As a result of this write off, we recognized and recorded an impairment charge of $4.3 million in the 2005 third quarter along with a $1.7 million deferred income tax benefit in our consolidated statement of operations.

     Depreciation and amortization. This category relates to owned assets, assets under capitalized leases, and 22 properties we lease from Southwest Premier Properties that are considered to be a financing arrangement.

Customers

     In 2005, our five largest customers were Home Depot, Dell Inc., Wal-Mart Stores, Inc., Tyco International and Sears. These customers together generated approximately 13.6% of our revenue. Our customer contract with Dell, which accounted for approximately 3.8% of our revenue in 2005, expired in June 2005. At that time, we determined that the rates being paid by Dell were inadequate to achieve satisfactory yield, as those rates (a) had been frozen in the period between June 2000 and May 2003, (b) had been reduced by approximately 8.0% in May 2003, and (c) had been reduced by an additional 12.7% in June 2004. Following expiration of the customer contract, we proposed an approximately 30.0% rate increase in our core business with Dell, and opted out of our non-core interline business with Dell, due to unprofitable revenue splits with interline carriers. Historically, the non-core interline business that was discontinued had accounted for approximately 65.0% of revenue from Dell. Our negotiations with Dell continued into November 2005, at which time Dell requested that we take no rate increase. We were unwilling to continue serving Dell on those terms, and we declined further business with Dell in December 2005. As a result of the foregoing, we do not expect that significant revenues will be derived from Dell in the future.

Recent Results of Operations and Year-End Financial Condition

     In 2005, for reasons discussed below, we reported a loss from operations of approximately $31.1 million, and our operating ratio for the year was 108.4%. A summary of our recent performance in each of the four quarters of 2005 is as follows:

First Quarter 2005

     In the 2005 first quarter, we reported a loss from operations of $6.1 million, and a net loss of $8.3 million, on revenue of $89.3 million. Our operating ratio for the quarter was 106.8%. First quarter shipments and tonnage and revenue per hundredweight (excluding the fuel surcharge revenue) were all significantly lower compared to the 2004 first quarter.

Second Quarter 2005

     In the 2005 second quarter, we reported a loss from operations of $3.5 million, and a net loss of $6.1 million, on revenue of $99.5 million. Our operating ratio for the quarter was 103.5%. This second quarter loss resulted mainly from continuing reductions in shipments, tonnage, and revenue per hundredweight (excluding fuel surcharge revenue) when compared to the 2004 second quarter. There was continued sequential improvement in our operating ratio compared to the 2005 first quarter and the third and fourth quarters of 2004.

Third Quarter 2005

     In the 2005 third quarter, we reported a loss from operations of $12.7 million, and a net loss of $13.4 million, on revenue of $94.3 million. Our operating ratio for the quarter was 113.5%. The third quarter of 2005 loss included a write-off of goodwill of approximately $4.3 million (approximately 4.6% of revenue) pursuant to impairment testing under SFAS 142, continuing decreases in total tonnage and total shipments.

     The loss from operations, absent the goodwill write-off, was lower than the loss incurred in the 2004 third quarter as increases in operating and general supplies were more than offset by reductions in salaries and wages, purchased transportation and insurance claims expenses.

Fourth Quarter 2005

     In the 2005 fourth quarter, we reported a loss from operations of $8.8 million, and a net loss of $11.7 million, on revenue of $89.0 million. Our operating ratio for the quarter was 109.9%. LTL bills and total tons, per day, declined 6.7% and 1.4% respectively compared to the 2004 fourth quarter. Insurance and claims and purchased transportation expenses as a percentage of revenue improved from the 2004 fourth quarter, but were offset by increases in other operating and general expenses, mainly fuel and legal expenses associated with the merger.

     At December 31, 2005, our balance sheet reflected $0.3 million in unrestricted cash, $53.7 million in long-term debt and capital lease obligations, including current portion, and $12.2 million in short-term debt. Our stockholders' equity was $48.4 million at December 31, 2005.

Pending Merger with North American Truck Lines, LLC

     On January 30, 2006, we announced that we have entered into an Agreement and Plan of Merger (the "Merger Agreement"), with North American Truck Lines, LLC, a Nevada limited liability company ("NATL"), and Green Acquisition Company, a Nevada corporation ("Purchaser"), pursuant to which Purchaser will merge with and into the Company (the "Merger"), with our company continuing as the surviving corporation. Purchaser is a wholly-owned subsidiary of NATL. Both Purchaser and NATL are controlled by Mr. Jerry Moyes.

     Pursuant to the Merger Agreement, at the effective time of the Merger, all of our stockholders, other than Mr. Moyes and certain Moyes family trusts will receive cash in an amount equal to $2.25 per share of our common stock. Holders of options with an exercise price below $2.25 will receive the difference between the exercise price and $2.25 multiplied by the number of shares of common stock subject to that option. Holders of options with an exercise price above $2.25 will receive $0.01 multiplied by the number of shares of common stock subject to that option.

     The Merger is subject to a number of conditions, including approval of the Merger Agreement and Merger by holders of a majority of the outstanding shares of common stock held by our stockholders other than Mr. Moyes and certain Moyes family trusts and resolution of pending stockholder litigation.

     We may terminate the Merger Agreement under certain circumstances, including if our board of directors determines in good faith that it has received an unsolicited bona fide "superior proposal," as defined in the Merger Agreement, and otherwise complies with certain terms of the Merger Agreement. In connection with such termination, we must pay a fee of $1.0 million to Purchaser and reimburse Purchaser's expenses up to $500,000.

     Stockholders are urged to read the definitive Proxy Statement, to be delivered in connection with the 2006 Annual Meeting of Stockholders, carefully when it becomes available because it will contain important information about us, the Merger and related matters.

Other Recent Developments

     In January 2006, we sold our terminal in Portland, Oregon to Con-Way Transportation Services. Following the sale, we may lease up to 30 freight doors from Con-Way. In February 2006, we realized net proceeds from the sale of approximately $3.3 million and reported a gain on sale of approximately $1.9 million.

     In January 2006, we also entered into an agreement with Old Dominion Freight Lines with respect to the sale of our dormant terminal located in Phoenix, Arizona. We expect to realize net proceeds from the sale of approximately $3.0 million. In December 2005, we wrote down the bet book value of this terminal to reflect the selling price. The amount of the write-down was approximately $0.4 million.

Unusual Items Affecting 2003 Results

     During 2003, we recorded an aggregate of $3.8 million in increases to our insurance reserves for accident, workers' compensation, and other liabilities arising prior to 2003 ($1.8 million of which related to two accidents that occurred in 2002). This compared to an accrual of $0.5 million relating to claims that arose in prior periods that we accrued in the year ended December 31, 2002. We recorded the increased accruals despite improvements in our rate of both accident claims and workers' compensation claims during 2003. We also amended a benefit plan to reduce our future obligations. As a result of this amendment, we recorded a curtailment gain of approximately $7.8 million in 2003. In addition, in January of 2002 and 2003, we increased the useful lives and decreased the salvage values of our tractors and trailers to reflect that we are operating the tractors and trailers for longer periods than previously estimated by our past management. These changes decreased our depreciation expense by approximately $3.5 million compared with the expense we would have recorded under the prior method. In the aggregate, these items had a positive effect of approximately $7.5 million on our operating income for the year ended December 31, 2003. We do not anticipate benefits similar to these in future periods.

     Our financial statements for 2003 also reflect the discontinued operations of Central Refrigerated. The operations of Central Refrigerated began on April 22, 2002, when it was formed as our subsidiary to acquire certain assets from the bankruptcy estate of Simon Transportation Services, Inc. Effective December 31, 2002, we divested Central Refrigerated and it ceased to be our subsidiary. As part of the disposition of Central Refrigerated, we agreed to pay approximately $8.3 million to that company. This payment was made on October 28, 2003, and was reflected in our financial statements as an expense in our fourth fiscal quarter in 2003. Following our payment of $8.3 million to Central Refrigerated, Jerry Moyes, the principal owner of Central Refrigerated, repaid approximately $8.6 million in principal and interest due to us under loans we made to him prior to July 2002. Taken together, our payment to Central Refrigerated and the loan repayment by Mr. Moyes had no effect on our cash position.

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

Results of Operations

     The table below sets forth the percentage relationship of the specified items to operating revenues for the periods indicated.


                                                        Year Ended December 31,
                                                        -----------------------

                                                2005        2004         2003
                                                ----        ----         ----

Operating revenues.....................         100.0%      100.0%       100.0%
Operating expenses:
  Salaries, wages, and benefits........          56.1        57.5         52.7
  Purchased transportation.............          13.7        14.7         14.5
  Operating and general supplies and
     expenses..........................          24.7        21.4         17.0
  Insurance and claims.................           6.2         6.5          4.1
  Building and equipment rentals.......           1.6         1.6          1.3
  Goodwill impairment..................           1.2         ---          ---
  Depreciation and amortization.......            4.9         4.4          4.3
                                                  ---         ---          ---
     Total operating expenses(1).......         108.4       106.1         93.9
                             --                 -----       -----         ----
Operating (loss) earnings..............          (8.4)       (6.1)         6.1
Interest expense.......................           2.7         2.0          2.5
                                                  ---         ---          ---
(Loss) earnings from continuing operations
  before income taxes..................         (11.1)       (8.1)         3.6
                                                -----        ----          ---
Income tax benefit (expense)...........           0.5         2.2         (3.0)
                                                  ---         ---         ----
(Loss) earnings from continuing operations      (10.6)       (5.9)         0.6
                                                -----        ----          ---

Loss from discontinued operations......           ---         ---         (2.1)
                                                 ----        ----          ----
Net loss ..............................         (10.6)%      (5.9)%       (1.5)%
                                                =====        ====          ====
Pro Forma C Corporation Data:
Historical earnings from continuing
  operations...........................           ---%        ---%          3.6%
Pro forma provision  for income
  taxes attributable to continuing
  operations(2)........................            ---         ---        (1.5)
            --                                    ----        ----         ----
Pro forma earnings from continuing
  operations(2)........................            ---%        ---%        2.1%
            ==                                    ====        ====         ====

__________

(1) Total operating expenses as a percentage of operating revenues, as presented in this table, is also referred to as operating ratio.

(2) Provision for federal income taxes and net earnings as if we were a C corporation for tax purposes for the period.

Comparison of 2005 to 2004

     Operating revenues. Operating revenues decreased $14.5 million, or 3.7%, from $386.6 million for 2004 to $372.1 million for 2005. Revenue per working day decreased from $1.53 million in 2004 to $1.47 million in 2005. The decrease in revenue per working day was attributable primarily to a 5.6% decrease in LTL tonnage offset in part by an increase in LTL revenue per hundredweight from $11.63 in 2004 to $11.83 in 2005. This increase in LTL revenue per hundredweight was due mainly to an increase in fuel surcharge revenue per working day, as the cost of fuel increased in 2005 compared to 2004. LTL bills per working day decreased 10.7% from 2004 to 2005. Total tonnage decreased 124,099 tons, or 6.5%, from 1,908,621 tons in 2004 to 1,784,522 tons in 2005.

     Salaries, wages, and benefits. Salaries, wages, and benefits decreased $13.4 million, or 6.0%, from $222.2 million for 2004 to $208.8 million for 2005. Consistent with the overall business volume reductions, hourly wage expense decreased $7.3 million, or 6.9%, from $105.8 million in 2005 to $98.5 million in 2005. Our group health expenses decreased by $1.7 million in 2005, due in large part to an 11.1% decrease in the number of employees in the group health program, while workers' compensation expenses increased by $0.2 million. Mileage-based payments to linehaul drivers decreased by $0.5 million from 2004 to 2005. As a percentage of operating revenues, salaries, wages, and benefits decreased from 57.5% for 2004, to 56.1% for 2005.

     Purchased transportation. Purchased transportation declined by $5.9 million, or 10.4%, from $56.7 million for 2004 to $50.8 million for 2005, due primarily to a reduction in tonnage and an increase in shipments being handled by company drivers. Purchased transportation paid to related parties decreased by $0.1 million. As a percentage of operating revenues, purchased transportation decreased from 14.7% for 2004 to 13.7% for 2005.

     Operating and general supplies and expenses. Operating and general supplies and expenses increased $9.1 million, or 11.0%, from $83.0 million for 2004 to $92.1 million for 2005. The increase in operating and general supplies and expenses resulted primarily from increases in the cost of fuel. The average price per gallon of diesel fuel was 48.8% higher during 2005 as compared to 2004. Also contributing to the increase in operating and general supplies and expenses were professional fees relating to our audit of internal controls under the Sarbanes-Oxley Act, and increased provisions for doubtful and late accounts. Vehicle repair costs were lower by $3.2 million as substantial investments in newer revenue equipment acquired in 2004 led to fewer overall fleet repairs in 2005. As a percentage of operating revenues, operating and general supplies and expenses increased from 21.4% for 2004 to 24.7% for 2005.

     Insurance and claims. Insurance and claims decreased $2.3 million, or 9.1%, from $25.2 million for 2004 to $22.9 million for 2005. The decrease in insurance and claims expense resulted primarily from a 12.7% decrease in the number of cargo claims filed. This decrease was offset, in part, by an increase in public liability (AL/GL) expenses from 2004 to 2005. Further, we increased our coverage limits for directors' and officers' insurance in December 2004 to $15.0 million from $5.0 million and premiums increased accordingly. We recorded a $350,000 expense in the 2004 third quarter in connection with the stockholder class action complaints. This amount represented the entire deductible under our directors' and officers' insurance policy. As a percentage of operating revenues, insurance and claims decreased from 6.5% for 2004 to 6.2% for 2005.

     Building and equipment rentals. Building and equipment rentals remained virtually the same at $6.1 million for 2005 and 2004. Despite the closing and consolidation of some terminals in late 2005, rental expense continues at those terminals until we can terminate the leases or find sublessees. As a percentage of operating revenues, building and equipment rentals remained at 1.6% for 2005.

     Goodwill impairment. In the 2005 third quarter, we determined pursuant to SFAS No. 142 that our goodwill was impaired. We therefore incurred a non-cash charge of $4.3 million to completely write off all remaining goodwill from previous acquisitions. As a percentage of operating revenues, goodwill impairment was 1.2% for 2005.

     Depreciation and amortization. Depreciation and amortization expense increased approximately $1.2 million, or 7.1%, from $17.0 million for 2004 to $18.2 million for 2005. This increase was primarily attributable to the addition of approximately 400 new and used tractors and 261 new trailers during the second half of 2004. As a percentage of operating revenues, depreciation and amortization increased from 4.4% for 2004 to 4.9% for 2005.


     Operating ratio. Our operating ratio increased from 106.1% for 2004 to 108.4% for 2005.

     Interest expense. Interest expense increased $2.3 million, or 29.9%, from $7.7 million for 2004 to $10.0 million for 2005. As a percentage of operating revenues, interest expense increased from 2.0% for 2004 to 2.7% for 2005. While our average debt balances increased from $59.5 million in 2004 to $69.4 million in 2005, the average interest rates charged to us increased from 2.9% in 2004 to 7.5% in 2005. Increases in interest expense from 2004 to 2005 arose as a result of a terminal financing arrangement wherein we mortgaged our Portland, Oregon and two lesser terminals in June 2005, letter of credit fee increases, the Bank of America credit facility loan origination fee (amortization of $0.9 million in 2005) and capital lease interest expense increases related to approximately $16.0 million of new equipment leased in late 2004. During the second half of 2004, we cash collateralized approximately $20.8 million in letters of credit. Interest expense on this $20.8 million borrowing was generally offset by interest income on the invested cash.

     The loss from continuing operations before income taxes was $41.2 million for 2005 and $31.3 million for 2004.

     Our income tax benefit decreased from $8.5 million for 2004 to $1.7 million for 2005. The 2004 tax benefit is net of a $4.9 million valuation allowance established against our net deferred tax assets as of December 31, 2004. In 2005 we increased our valuation allowance to $19.1 million and recorded a tax benefit of $1.7 million that was directly related to the write-off of $4.3 million of goodwill in the 2005 third quarter.

Comparison of 2004 to 2003

     Operating revenues. Operating revenues decreased $3.1 million, or 0.8%, from $389.7 million for 2003 to $386.6 million for 2004. Revenue per working day decreased from $1.54 million in 2003 to $1.53 million in 2004. The decrease in revenue per working day was attributable primarily to a 3.9% decrease in LTL tonnage offset in part by an increase in LTL revenue per hundredweight from $11.37 in 2003 to $11.63 in 2004. This increase in LTL revenue per hundredweight was due mainly to an increase in fuel surcharge revenue per working day, as the cost of fuel increased in 2004 compared to 2003. LTL bills per working day decreased 6.4% from 2003 to 2004. Total tonnage decreased 54,269 tons, or 2.8%, from 1,962,890 tons in 2003 to 1,908,621 tons in 2004.

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

     Operating and general supplies and expenses. Operating and general supplies and expenses increased $16.8 million, or 25.4%, from $66.2 million for 2003 to $83.0 million for 2004. The increase in operating and general supplies and expenses resulted primarily from increases in the cost of fuel, offset in part by an increase in fuel surcharge revenue. The average price per gallon of diesel fuel was 21.4% higher during 2004 as compared to 2003. Also contributing to the increase in operating and general supplies and expenses were professional fees relating to the Sarbanes-Oxley Act, increased property tax expense, increased provisions for doubtful accounts, and vehicle repair costs. As a percentage of operating revenues, operating and general supplies and expenses increased from 17.0% for 2003 to 21.4% for 2004.

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

     Depreciation and amortization. Depreciation and amortization expense increased approximately $0.4 million, or 2.4%, from $16.6 million for 2003 to $17.0 million for 2004. This increase was primarily attributable to equipment acquired in March 2004 in our Northwest expansion and the addition of new and used tractors and new trailers added during the year. As a percentage of operating revenues, depreciation and amortization increased from 4.3% for 2003 to 4.4% for 2004.

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

Liquidity and Capital Resources

     Our business has required substantial, ongoing capital investments, particularly to replace revenue equipment such as tractors and trailers. Our primary sources of liquidity have historically been cash from operations, secured borrowings, and proceeds of our initial public offering. During 2005, our sources of liquidity included the following real estate transactions:

o In June, 2005, we sold approximately 14 excess acres in Phoenix, Arizona, with net proceeds of approximately $1.1 million;

o On July 13, 2005, we completed a sale-leaseback transaction involving our new terminal in Phoenix, Arizona, with net proceeds of approximately $6.2 million; and

o On July 13, 2005, we completed the mortgage financing of three other properties, with net proceeds of approximately $7.9 million.

     During 2006 our capital expenditure requirements are expected to be approximately $7.5 million. Our capital expenditure expectations include approximately $6.0 million for replacement of trailers. If we decide not to replace these trailers, our capital expenditures may approximate $1.5 million for 2006. We expect to pay for the projected capital expenditures with borrowings under our credit facilities, borrowings under capital leases and cash flows from operations. We expect that proceeds from the sale of the two terminals mentioned below and other revenue equipment will approximate $13.7 million (less the payoff of a related mortgage of $4.7 million) in 2006.

     In January 2006, we entered into an agreement with respect to the sale of our dormant terminal in Phoenix, Arizona, which is one of the two terminals for sale. We expect to realize net proceeds from this sale of approximately $3.0 million. Further, in January 2006, we sold our Portland, Oregon terminal, and realized net proceeds in February 2006, after paying off the related mortgage, from the sale of approximately $3.3 million.

     We have experienced recurring negative cash flows attributable primarily to operating losses. As a result of such negative cash flows and losses, there is substantial doubt about our ability to continue as a going concern. Our ability to fund our cash requirements in future periods will depend on our ability to improve operating results, cash flow, our ability to comply with covenants contained in our financing arrangements or successfully renegotiating these arrangements, and our ability to identify additional sources of liquidity. At December 31, 2005, we had approximately $48.4 million in stockholders' equity and $53.7 million in long-term debt, including current maturities. At the same date, we had $2.1 million available under our primary credit facility which fluctuates from time-to-time with accounts receivable, payroll, and other items. As of March 31, 2006, we had approximately $5.1 million available. We have reached an agreement in principle with Bank of America, N.A. ("Agent") to increase our borrowing capacity under our New Credit Facility through an amendment. As required by the New Credit Facility, both we and the Agent currently are in negotiations with another lender to obtain its consent to that amendment. There can be no assurance, however, that the amendment or increase will be approved.

     Net cash (used in) provided by operating activities was approximately $(10.0) million, $(7.4) million and $15.1 million for the years ended December 31, 2005, 2004, and 2003, respectively. The decrease in net cash provided by operating activities, $3.1 million from 2004 to 2005, resulted mainly from $1.8 million in reduced cash as a result of a larger cash loss from operations plus a decrease in trade accounts payable of $6.6 million in 2005 compared to an increase of $8.4 million in 2004. These cash reductions were partially offset by a reduction of $6.5 million in accounts receivable compared to an increase of $1.4 million in 2004. The average age of our accounts receivable was 53.8 days for the year ended December 31, 2005, 55.0 days for the year ended December 31, 2004, and 52.2 days for the year ended December 31, 2003.

     Net cash provided by (used in) investing activities was approximately $6.8 million, $(41.8) million, and $(5.3) million for the years ended December 31, 2005, 2004, and 2003, respectively. Capital expenditures were financed with long-term debt and cash flows from operations. Our capital expenditures were approximately $2.1 million in 2005, mainly for electronic forklift scales and service cars, $36.7 million in 2004, and $7.0 million in 2003. We also paid $9.3 million in 2004 for certain assets related to our Northwest expansion.

     Net cash provided by financing activities was approximately $1.4 million, $14.1 million and $20.1 million for the years ended December 31, 2005, 2004, and 2003, respectively. In 2005, we liquidated our restricted cash of $20.8 million, borrowed $9.5 million, and paid off our securitization facility of $27.3 million. In July 2004, as a condition for amending our credit facility we agreed to place $20.8 million in a restricted cash account. This fund was established through a borrowing under our securitization facility. The restricted cash fund was established to cash collateralize an equal amount of letters of credit. Other funds provided by financing activities in 2004 arose mainly from borrowings under our securitization facility.

     At  December  31,  2005,  we  had  outstanding   long-term  obligations  of
approximately $53.7 million. The following chart reflects the outstanding amounts by category:

 Property mortgage             $   8.6 million
and automobile notes
Capital lease obligations..       22.5 million
                                  ------------
  Total long-term debt.....       31.1 million
Related party financing....       22.6 million
                               ---------------
     Total.................    $  53.7 million
                               ===============


     In 1998, we entered into an agreement with Southwest Premier Properties, L.L.C. ("Southwest Premier"), an entity controlled by our principal stockholder, for the sale and leaseback of the land, structures and improvements of some of our terminals. For financial accounting purposes, this transaction has been accounted for as a financing arrangement. Consequently, the related land, structures and improvements remain on our consolidated balance sheets. The initial lease term is for ten years with an option for an additional ten years at the then fair market rental rate. At the expiration of the original lease term, we have an option to purchase all of the properties, excluding certain surplus properties, for the then fair market value. The properties sold and leased back from Southwest Premier are accounted for as a financing arrangement. The annual lease payments, of $6.2 million in 2005 and 2004, have been recorded as interest expense. During 2005 and 2004, $0.3 million and $0.3 million, respectively, of these properties were sold and accounted for as a reduction in the financing obligation and a reduction in property. The amount outstanding under the financing agreement was $22.6 million at December 31, 2005. If we exercise the fair value purchase option, the excess of the amount paid over the recorded financing obligation will be reflected as additional interest expense. If the fair value purchase option is not exercised at the end of the lease term, the excess of the recorded financing obligation over the net book value of the related properties will be reflected as a gain on the financing arrangement.

     On April 30, 2002, we entered into a $40.0 million revolving accounts receivable securitization facility (the "Securitization Facility") that was set to expire on April 27, 2005. While the Securitization Facility was in place, we sold, on a revolving basis, our interests in accounts receivable to Central Receivables, a then wholly-owned, special purpose subsidiary. The assets and liabilities of Central Receivables were included in our consolidated financial statements. The Securitization Facility allowed us to receive up to $40.0 million of proceeds, subject to eligible receivables and pay a service fee recorded as interest expense, as defined in the agreement. We were required to pay commercial paper interest rates plus an applicable margin on the proceeds received. Interest was generally payable monthly. The Securitization Facility included certain restrictions and financial covenants. We were required to pay a commitment fee equal to 0.35% per annum of 102% of the facility limit minus the aggregate principal balance, as well as an administrative fee equal to 0.15% per annum of the uncommitted balance. As of December 31, 2004 there were borrowings of $27.3 million and at December 31, 2003, there were no borrowings outstanding under the Securitization Facility.

     In March 2004, we acquired certain assets of EOFF for approximately $10.0 million. Under the terms of the agreement, we paid approximately $7.0 million of the purchase price at closing, $1.0 million in the second quarter of 2004, $1.0 million in the third quarter of 2004 and $0.2 million in the fourth quarter of 2004 and $0.2 million in the third quarter of 2005. A favorable purchase price adjustment of $0.5 million was recorded in the 2005 fourth quarter. The remaining $0.1 million is recorded on our consolidated balance sheet as part of short-term notes payable at December 31, 2005 and was paid in the first quarter of 2006.

     On July 28, 2004, we entered into a $30.0 million amended and restated revolving credit facility with SunTrust Bank (the "Amended and Restated SunTrust Facility"). On November 5, 2004, we executed a first amendment to the Amended and Restated SunTrust Credit Facility. Under the first amendment to the Amended and Restated SunTrust Facility, we could receive up to an aggregate of $30.0 million of proceeds in the form of letters of credit, only. The Amended and Restated SunTrust Facility accrued interest at a variable rate equal, at our option, to either (a) the bank's prime lending rate minus an applicable margin, or (b) LIBOR plus an applicable margin. The applicable margins for both types of loans varied depending on our lease adjusted leverage ratio. Interest was payable in periods from one to three months at our option. The Amended and Restated SunTrust Facility was collateralized by certain revenue equipment, and letters of credit that were issued were collateralized by cash collateral. The facility contained, among other things, certain financial and non-financial covenants, and was set to mature on April 30, 2006. We were required to pay a commitment fee equal to 0.50% per annum on the daily unused Amended and Restated SunTrust Facility as well as a letter of credit fee equal to 0.25% per annum on the average daily amount of the letters of credit. We were also required to cash collateralize our outstanding letters of credit.

     On January 31, 2005, we entered into a four-year senior secured revolving credit facility (as amended on May 12, 2005 and November 9, 2005, the "New Credit Facility") with Bank of America, N.A., as Agent, and certain other lenders from time to time party to the New Credit Facility. The New Credit Facility terminates on January 31, 2009. The New Credit Facility replaced both the Securitization Facility and the Amended and Restated SunTrust Facility.

     Subject to the terms of the New Credit Facility, the maximum revolving borrowing limit under the New Credit Facility is the lesser of (a) $60.0 million, or (b) 85% of our net eligible accounts receivable, plus 85% of the net orderly liquidation value of our eligible rolling stock owned as of January 31, 2005, plus 85% of the cost of eligible rolling stock acquired by us between January 31, 2005 and November 9, 2005, minus $10.0 million. Letters of Credit under the New Credit Facility are subject to a sub-limit of $40.0 million.

     Borrowings under the New Credit Facility bear interest at the base rate, as defined, plus an applicable margin of 0.00% to 1.00%, or LIBOR plus an applicable margin of 1.50% to 2.75%, based on the average quarterly availability under the New Credit Facility. Letters of credit under the New Credit Facility are subject to an applicable letter of credit margin of 1.25% to 2.50%, based on the average quarterly availability under the New Credit Facility. The New Credit Facility also provides for an unused line fee of 0.25% to 0.375%, based on aggregate amounts outstanding.

     The New Credit Facility is secured by substantially all of our assets, other than certain revenue equipment and real estate that is (or may in the future become) subject to other financing.

     The New Credit  Facility  contains  a  requirement  that  $10.0  million of availability be maintained. The New Credit Facility also contains certain restrictions and covenants relating to, among other things, minimum EBITDA levels, fixed charge coverage ratio, cash flow, capital expenditures, acquisitions and dispositions, sale-leaseback transactions, additional indebtedness, additional liens, dividends and distributions, investment transactions, and transactions with affiliates. However, if our borrowing availability is in excess of $10.0 million, financial covenants will not apply. In essence, the financial covenants are irrelevant because they are only tested if availability is below $10.0 million, and if we are below $10.0 million we would already be in violation of the New Credit Facility. At December 31, 2005, we were not in compliance with certain of these irrelevant covenants. However since the borrowing availability was in excess of $10.0 million, the financial covenants did not apply. The New Credit Facility includes usual and customary events of default for a facility of this nature and provides that, upon the occurrence and continuation of an event of default, payment of all amounts payable under the New Credit Facility may be accelerated, and the lenders' commitments may be terminated.


     Although it is a four-year credit facility, draws on the line are considered current based on interpretations of Emerging Issues Task Force 95-22 ("EITF 95-22") Balance Sheet Classifications, Borrowings Outstanding Under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lock-Box Arrangement EITF 95-22 requires revolving credit agreements with a required lock-box arrangement that include subjective acceleration clauses to be classified as current liabilities. The New Credit Facility includes a lock-box agreement and also allows the lender, in its reasonable credit judgment, to assess additional reserves against the borrowing base calculation and take certain other discretionary actions. For example, certain reserve requirements may result in an over advance borrowing position that could require an accelerated repayment of the over advance portion. Since the inception of this facility, the lender has not applied any additional reserves to the borrowing base calculation. However, the lender, in its reasonable credit judgment, can assess additional reserves to the borrowing base calculation to account for changes in our business or the underlying value of the collateral. We do not anticipate any changes that would result in any material adjustments to the borrowing base calculation, but we cannot be certain that additional reserves will not be assessed by the bank to the borrowing base calculation. We believe the provisions in the New Credit Facility are relatively common for credit facilities of this type and, while we do not believe that this accounting requirement accurately reflects the long-term nature of the facility, we acknowledge the requirements of EITF 95-22. Accordingly, we have classified borrowings under the New Credit Facility as a short-term obligation.

     On July 13, 2005, we entered into a sale-leaseback arrangement involving our new terminal in Phoenix, Arizona. Net proceeds of the transaction were approximately $6.2 million. In the transaction we signed a ten-year lease for the Phoenix terminal with a ten-year option. We determined that the sale-leaseback will be treated as an operating lease for accounting purposes. A gain of $0.3 million was realized on this transaction, but has been deferred and will be recognized over the 10 year life of the lease. Rent for the first 12 months amounts to $0.6 million, and annual rent for the following nine years is subject to a 2% annual escalation factor.

     On July 13, 2005, we completed a mortgage financing secured by three other properties. This financing generated approximately $7.9 million in net proceeds. The mortgage financing is to be repaid by July 12, 2010 based on a 20 year amortization schedule with an annual interest rate of 9.15%. In January 2006, we sold the Portland, Oregon terminal (one of the three properties) and paid off $4.7 million of this debt. Total payments per year, after the Portland, Oregon sale, are approximately $0.4 million with a final payment of $3.0 million.

     Subsequent to the transactions completed on July 13, 2005 , our annual rent expense is expected to increase by approximately $0.6 million subject to a 2% escalation factor beginning in July 2006. Annual depreciation expense is expected to decline by approximately $0.3 million. Interest expense is expected to increase by approximately $0.7 million between July 2005 and June 2006 and decrease thereafter.

     The following table summarizes our significant contractual obligations and commercial commitments as of December 31, 2005.



                                                                Payments (in thousands) due by period
                                                 ---------------------------------------------------------------------
            Contractual Obligations                           Less than                                 More than 5
                                                   Total        1 year       1-3 years     3-5 years        years
                                                   ------       ------       ---------     ---------        -----

Long-term debt............................        $   8,583  $     419      $     683     $   7,481     $       -
Capital lease obligations.................           22,543      8,390          8,165         4,856         1,132
Related party financing...................           22,600          -         22,600             -             -
Operating lease obligations...............           23,583      6,641          8,858         3,454         4,630
Credit facility...........................           12,049     12,049              -             -             -
                                                     ------     ------         ------        ------        ------
Total.....................................        $  89,358   $ 27,499       $ 40,306      $ 15,791     $   5,762
                                                 =========    ========       ========      ========     =========


                                                              Amount of Commitment Expiration per Period
                                                                            (in thousands)
                                                 ---------------------------------------------------------------------
                                                                Less than                                 More than 5
         Other commercial commitments              Total          1 year       1-3 years     3-5 years       years
         ----------------------------              -----          ------       ---------     ---------       -----

Standby letters of credit.................        $ 23,846      $ 23,846            -             -             -
                                                  --------      --------       --------      --------      --------



     We finance revenue equipment through borrowing and a portion of the indebtedness is categorized as a current liability although the revenue equipment is classified as a long-term asset. Consequently, each purchase of financed revenue equipment decreases working capital. We had a working capital (deficit) surplus of $(5.0) million at December 31, 2005, $3.0 million at December 31, 2004, and $53.5 million at December 31, 2003.

Off-Balance Sheet Arrangements

     Certain of our terminals are financed off-balance sheet through operating leases. As of December 31, 2005, 36 of our terminals, including seven owned by related parties, were subject to operating leases.

Quarterly Results of Operations

     The following table presents our unaudited operating results for the eight quarters ended December 31, 2005. In our opinion, all necessary adjustments (consisting only of normal recurring adjustments) have been included in the amounts stated below to present fairly the quarterly results when read in conjunction with our consolidated financial statements and notes, which are included elsewhere in this Annual Report. Results of operations for any particular quarter are not necessarily indicative of results of operations for a full year or for future periods. Our fiscal year consists of four quarters, each with 13 weeks.


                                                                      Quarter Ended
                                                                      -------------
                            Apr. 3,     July 3,     Oct. 2,    Dec. 31,      Apr. 2,     July 2,    Oct. 1         Dec. 31,
                            2004(1)       2004        2004      2004 (2)       2005        2005    2005 (3)           2005
                            -------       ----        ----      --------       ----        ----    --------           ----
                                                                      (unaudited)
                                                         (in thousands, except per share data)
Operating revenues....   $    97,038 $  105,513  $   98,539    $ 85,511   $    89,322  $   99,518   $   94,335     $ 88,965
Operating income
  (loss)..............            13     (5,035)    (10,759)      (7,874)      (6,068)     (3,528)     (12,696)       (8,840)
Net loss (1)..........        (1,129)    (2,543)     (7,898)    (11,278)       (8,264)     (6,111)     (13,429)       (11,679)
  Net loss per share
    Basic.............   $     (0.06)$    (0.14) $    (0.43)   $  (0.62)  $     (0.45) $    (0.34)  $    (0.74)    $  (0.64)
                         =========== ==========  ==========    ========   ===========  ==========   ==========     ========
    Diluted...........   $     (0.06)$    (0.14) $    (0.43)   $  (0.62)  $     (0.45) $    (0.34)  $    (0.74)    $  (0.64)
                         =========== ==========  ==========    ========   ===========  ==========   ==========     ========

     (1) During 2004, the IRS disallowed certain tax deductions taken by the S corporation stockholders pursuant to a contested liability trust. As a result of the disallowance of such deductions, the C corporation's tax basis was increased resulting in a deferred tax benefit of $1.8 million.

     (2) During 2004, we analyzed our deferred tax assets and liabilities and determined that, under current accounting treatment, a valuation allowance of $4.9 million was applicable to our net deferred tax assets.

     (3) In the 2005 third quarter, we analyzed our goodwill and determined that its carrying value exceeded its fair value. We, therefore, wrote off the remaining net book value of approximately $4.3 million.

Critical Accounting Policies

     We believe that the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financials statements.

     Revenue Recognition. Operating revenue and associated expenses are recognized upon delivery of the related freight, as is fuel surcharge revenue. In 2005, approximately 7.5% of our revenue was derived from interline shipments. Most of this revenue was with carriers with which we maintain transportation alliances. We do not recognize revenue (or the associated expenses) that relates to the portion of the shipment transported by our alliance partners.

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

     From June 28, 2000 to June 28, 2001, our self-insured retention for bodily injury and property damage, cargo loss and damage, and physical damage to our equipment was an aggregate $0.5 million per occurrence. Effective June 28, 2001, we increased our self-insured retention to $1.0 million per occurrence, on October 28, 2003 reduced our self-insured retention to $0.8 million per occurrence and on January 1, 2004 increased our self-insured retention to $1.0 million. Our self-insured retention for workers' compensation has been $1.0 million per occurrence since October 28, 2002. We also self-insure for all health claims up to $0.3 million per occurrence. We expect our claims reserves to increase in future periods as a result of our higher self-insured retention.

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

     Income Taxes. The determination of the combined tax rate used to calculate our provision for income taxes for both current and deferred income taxes also requires significant judgment by management. Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes, requires that the net deferred tax asset or liability be valued using enacted tax rates that we believe will be in effect when these temporary differences reverse. We use the combined tax rates in effect at the time the financial statements are prepared since no better information is available. If changes in the federal statutory rate or significant changes in the statutory state and local tax rates occur prior to or during the reversal of these items or if our filing obligations were to change materially, this could change the combined rate and, by extension, our provision for income taxes.

     Under SFAS No. 109 and applicable interpretations, if all or some portion of specific deferred tax assets, such as state tax credit carry-forwards or state net operating loss carry-forwards, are determined not to be realizable, a valuation allowance must be established for the amount of such deferred tax assets. In 2004, based on our results of operations and existing accounting interpretations that do not allow us to consider future expectations, only past results, we established a $4.9 million valuation allowance for deferred tax assets. This reserve was increased to $19.1 million as of December 31, 2005.

     Goodwill. Our business acquisitions resulted in goodwill, which was determined to be impaired in the 2005 third quarter and therefore a charge of $4.3 million was incurred to completely write off our remaining goodwill value. As of December 31, 2005, our goodwill, net of accumulated amortization, was zero.

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

Recent Accounting Pronouncements

     In December 2004, the FASB issued a revision to SFAS 123, with SFAS 123(R). SFAS 123(R) supersedes APB Opinion No. 25 and amends SFAS No. 95, "Statement of Cash Flows." SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Pro forma disclosure, as included in Note 3 to the consolidated financial statements, is no longer an alternative. We are required to adopt SFAS 123(R) for the fiscal year beginning January 1, 2006, and anticipate doing so under the modified prospective method. See further discussion in Note 3 to the consolidated financial statements. We are currently evaluating the impact the adoption of SFAS 123(R) will have, including giving consideration to changes made with the private placement discussed in Note 2 to the consolidated financial statements, and because it will depend on the levels of share-based payments granted in the future. However, had we adopted SFAS 123(R) in prior periods, the impact of the standard would have approximated the impact of SFAS 123 as described in our disclosure of pro forma net loss and net loss per share in Note 3 to the consolidated financial statements. In addition, in November 2005, the FASB issued final FASB Staff Position ("FSP") FAS No. 123(R)-3, ("FSP 123(R)-3") "Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards." FSP 123(R)-3 provides an alternative method of calculating excess tax benefits from the method defined in SFAS 123(R) for share-based payments. A one-time election to adopt the transition method of the FSP is available to those entities adopting SFAS 123(R) using either the modified retrospective or modified prospective method. We are currently evaluating (we have up to one year from the initial adoption of SFAS 123(R) to make this one-time election) the potential impact of calculating the tax benefits with this alternative method and have not determined which method we will adopt, or the expected impact on our consolidated financial statements.

     In June 2005, we accelerated the vesting of substantially all stock options outstanding under our stock-based employee compensation plan that had exercise prices higher than the closing price of the our stock on June 16, 2005, which was $2.49. Options to purchase approximately 624,000 shares of our common stock became exercisable immediately.

     The primary purpose of the accelerated vesting, which resulted in approximately $1.8 million of additional pro forma compensation expense in the three months and year ended July 2, 2005 and December 31, 2005, respectively, was to eliminate future compensation expense beginning in the 2006 first quarter and ending in 2013 that we would have otherwise recognized in our consolidated statement of operations with respect to the accelerated options upon the adoption of FASB Statement of Financial Accounting Standards No. 123 (Revised
2004),   Share-Based   Payment  ("SFAS  123R").  SFAS  123R  will  require  that
compensation expense associated with stock options be recognized in the consolidated statement of operations, rather than as a footnote disclosure in our consolidated financial statements. The acceleration of the vesting of these options did not result in a charge based on accounting principles generally accepted in the United States of America.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

     We are exposed to a variety of market risks, most importantly the effects of the price and availability of diesel fuel and changes in interest rates. To address the risk of high fuel prices, we maintain a fuel surcharge program. Fuel surcharge programs are well established in the industry and are broadly accepted by our customers. We believe our fuel surcharge program is effective at mitigating the risk of high fuel prices. Accordingly, we have not engaged in any fuel price hedging activities. Because fuel surcharges are based on the weekly national average price of diesel fuel and our operations are concentrated in the Southwest, there is some risk that the national average will not fully reflect regional fuel prices, particularly in California. We are highly dependent on adequate supplies of diesel fuel. If our supply was interrupted, for example as a result of war or hostile action against the United States or in fuel producing regions, we would be exposed to significant risks.

     Our market risk is also affected by changes in interest rates. Historically, we have used a combination of fixed rate and variable rate obligations to manage our interest rate exposure. Fixed rate obligations expose us to the risk that interest rates might fall. Variable rate obligations expose us to the risk that interest rates might rise. We did not have any interest rate swaps at December 31, 2005, although we may enter into such swaps in the future if we deem appropriate.

     Our New Credit Facility, provided there has been no default, carries a variable interest rate based on either the prime rate or LIBOR. Assuming borrowings equal to the $2.1 million available on the credit facility at December 31, 2005, a one percentage point increase in the prime rate would increase our annual interest expense by $21,000.

Item 8.           Financial Statements and Supplementary Data

     Our audited consolidated balance sheets, statements of operations, cash flows, stockholders' equity and notes related thereto, are contained at Pages F-1 to F-27 of this report.

Item 9.Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

     On January 31, 2006, Central Freight Lines, Inc. engaged a new auditing firm, McGladrey & Pullen LLP ("McGladrey"), as our independent registered public accounting firm to audit our financial statements. Our Audit Committee recommended and approved the change of accountants. On January 30, 2006, we dismissed KPMG LLP ("KPMG"), who had served as our independent registered public accounting firm for the two fiscal years ended December 31, 2004 and for the interim periods through October 1, 2005 and until the appointment of McGladrey. The decision to change accountants was determined by the Audit Committee to be in our best interests.

     During the two fiscal years ended December 31, 2004, and the subsequent interim periods preceding the change in accountants, there were no disagreements with KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to KPMG's satisfaction, would have caused KPMG to make reference to the subject matter of such disagreement(s) in connection with its reports on our consolidated financial statements. KPMG's report on our financial statements for either of the last two years did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles.

     During the two fiscal years ended December 31, 2004, and the subsequent interim periods preceding the change in accountants, there have been no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K), except that we disclosed in Item 9A, Controls and Procedures, of our Annual Report on Form 10-K for the year ended December 31, 2004, that in evaluating our internal controls over financial reporting, we identified deficiencies that we considered to be material weaknesses. The material weaknesses in our internal controls related to the following facts and circumstances: our policies and procedures were not sufficient to ensure that transactions processed through our billing system resulted in accurate reporting of revenue, we did not reconcile our physical inventories to the year-end general ledger, and we did not maintain policies and procedures to ensure that the valuation allowance associated with deferred taxes was in accordance with accounting principles generally accepted in the United States. Due to these material weaknesses, in preparing our consolidated financial statements as of and for the year ended December 31, 2004, we performed additional procedures relating to revenue, accounts receivable, inventory, and income taxes to ensure that the consolidated financial statements were stated fairly in all material respects in accordance with accounting principles generally accepted in the United States. We determined that the material weaknesses did not have an impact on the reported year-end financial results.

     During our two most recent fiscal years, and the subsequent interim periods preceding the change in accountants, McGladrey was not consulted on any matter relating to accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements.

Item 9A - Controls and Procedures

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

     Our management, including the Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls and procedures will prevent all errors or intentional fraud. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of such internal controls are met. Further, the design of an internal control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all internal control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

     Notwithstanding the foregoing limitations, our management believes that our disclosure controls and procedures provide reasonable assurances that the objectives of our control system are met.

Item 9B. Other Information

     Not applicable.

                                    PART III

Item 10.    Directors and Executive Officers of the Registrant

     We incorporate by reference the information contained under the headings "Proposal Three - Election of Directors," "Corporate Governance - Board of Directors," "Corporate Governance - Committees of the Board of Directors - Audit Committee," "Corporate Governance - Executive Officers of the Company," "Corporate Governance - Code of Conduct and Ethics," and "Corporate Governance -
Section 16(a) Beneficial Ownership Reporting Compliance" from our definitive Proxy Statement to be delivered to our stockholders in connection with the 2006 Annual Meeting of Stockholders; provided, however, that the Report of the Audit Committee in such Proxy Statement is not incorporated by reference.

Item 11.          Executive Compensation

     We incorporate by reference the information contained under the headings "Executive Compensation" and "Corporate Governance - Director Compensation" from our definitive Proxy Statement to be delivered to our stockholders in connection with the 2006 Annual Meeting of Stockholders; provided, however, that the Compensation Committee Report on Executive Compensation that appears under the heading "Executive Compensation" in such Proxy Statement is not incorporated by reference.

Item 12.          Security Ownership of Certain Beneficial Owners and Management

     The following table provides certain information, as of December 31, 2005, with respect to our compensation plans and other arrangements under which shares of our Common Stock are authorized for issuance.

                                                 Equity Compensation Plan Information

                                                                                                Number of securities
                                                                                                 remaining eligible
                                               Number of securities                             for future issuance
                                                to be issued upon        Weighted average           under equity
                                                   exercise of           exercise price of       compensation plans
                                               outstanding options,     outstanding options    (excluding securities
                                               warrants and rights      warrants and rights          reflected
                                                                                                   in column (a))
               Plan category                           (a)                      (b)                     (c)
-------------------------------------         -----------------------   ------------------------   --------------

Equity compensation plans                            1,426,245                    $3.42               991,258
approved by security holders

Equity compensation plans not                               -                         -                     -
approved by security holders
                                                    ----------                  --------             --------
Total                                                1,426,245                   $  3.42              991,258
                                                     =========                   =======              =======

We incorporate by reference the information contained under the heading "Security Ownership of Certain Beneficial Owners and Management" from our definitive Proxy Statement to be delivered to our stockholders in connection with the 2006 Annual Meeting of Stockholders.

Item 13.          Certain Relationships and Related Transactions

     We incorporate by reference the information contained under the headings "Executive Compensation - Compensation Committee Interlocks and Insider Participation" and "Certain Relationships and Related Transactions" from our definitive Proxy Statement to be delivered to our stockholders in connection with the 2006 Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services

     We incorporate by reference the information contained under the heading "Principal Accountant Fees and Services" from our definitive Proxy Statement to be delivered to our stockholders in connection with the 2006 Annual Meeting of Stockholders.

                                     PART IV

Item 15. Exhibits and Financial Statements Schedules

(a) The following documents are filed as part of this report on Form 10-K at pages F-1 through F-27, below.

1.   Consolidated Financial Statements:

                  Central Freight Lines, Inc. and Subsidiary
                  Report of Independent Registered Public Accounting Firm(s) Consolidated Balance Sheets as of December 31, 2005 and 2004 Consolidated Statements of Operations for the years ended
                     December 31, 2005, 2004, and 2003
                  Consolidated Statements of Stockholders' Equity for the years ended December 31, 2005, 2004, and 2003
                  Consolidated  Statements of Cash Flows for the years ended
                     December 31,  2005,  2004, and 2003
                  Notes to Consolidated Financial Statements

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

     (b) The following exhibits are filed with this Form 10-K or incorporated herein by reference to the document set forth next to the exhibit listed below:



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

10.2(b)+ Form of Stock Option  Agreement.  (Incorporated by reference to Exhibit
     10.28 to the Company's Report on Form 10-Q for the quarterly period ended July 2, 2005.)

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

10.4(c)* First  Amendment to First  Amended and Restated  Revolving  Credit Loan
     Agreement, dated July 28, 2004, by and between Central Freight Lines, Inc., a Texas corporation, and SunTrust Bank, a Georgia state banking corporation. (Incorporated by reference to Exhibit 10.4(c) to the Company's Report on Form 10-K for the year ended December 31, 2004.)

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

10.7(a) Loan Agreement  dated April 30, 2002, by and among Central  Receivables,
     Inc., a Nevada corporation, Three Pillars Funding Corporation, a Delaware corporation, and Suntrust Capital Markets, Inc., a Tennessee corporation, as agent. (Incorporated by reference to Exhibit 10.8(a) to the Company's Registration Statement on Form S-1 No. 333-109068.)

10.7(b) First  Amendment to Loan  Agreement  dated April 29, 2003,  by and among
     Central Receivables, Inc., a Nevada corporation, Three Pillars Funding Corporation, a Delaware corporation, and SunTrust Capital Markets, Inc., a Tennessee corporation, as agent. (Incorporated by reference to Exhibit 10.8(b) to the Company's Registration Statement on Form S-1 No. 333-109068.)

10.8 Receivables Purchase Agreement dated April 30, 2002, by and between Central Freight Lines, Inc., a Texas corporation, and Central Receivables, Inc., a Nevada corporation. (Incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-1 No. 333-109068.)

10.9 Second Amended and Restated Master Lease Agreement - Parcel Group A dated February 20, 2003 by and between Southwest Premier Properties, L.L.C., a Texas limited liability company, and Central Freight Lines, Inc., a Texas corporation. (Incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1 No. 333-109068.)

10.10 Second Amended and Restated Master Lease Agreement - Parcel Group B dated February 20, 2003 by and between Southwest Premier Properties, L.L.C., a Texas limited liability company, and Central Freight Lines, Inc., a Texas corporation. (Incorporated by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-1 No. 333-109068.)

10.11 Amended and Restated Lease dated February 20, 2003 by and between JVM Associates and Central Freight Lines, Inc., a Texas corporation. (Incorporated by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-1 No. 333-109068.)

10.12 Amended and Restated Lease dated February 20, 2003 by and between Jerry and Vickie Moyes and Central Freight Lines, Inc., a Texas corporation. (Incorporated by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-1 No. 333-109068.)

10.13 Amended and Restated Lease dated February 20, 2003 by and between Jerry and Vickie Moyes and Central Freight Lines, Inc., a Texas corporation. (Incorporated by reference to Exhibit 10.14 to the Company's Registration Statement on Form S-1 No. 333-109068.)

10.14+  Employment  Agreement  dated  January 7, 2002,  by and  between  Central
     Freight Lines, Inc., a Texas corporation, and Robert V. Fasso. (Incorporated by reference to Exhibit 10.15 to the Company's Registration Statement on Form S-1 No. 333-109068.)

10.15+  Employment  Offer  Letter to  Jeffrey A.  Hale,  dated June 7, 2002,  by
     Central Freight Lines, Inc. (Incorporated by reference to Exhibit 10.19 to the Company's Registration Statement on Form S-1 No. 333-109068.)

10.16(a) Indemnification Agreement, effective as of December 31, 2002, by and between Central Freight Lines, Inc., a Texas corporation, and Central Refrigerated Service, Inc., a Nebraska corporation. (Incorporated by reference to Exhibit 10.23(a) to the Company's Registration Statement on Form S-1 No. 333-109068.)

10.16(b)  Amendment  Number One to  Indemnification  Agreement  effective  as of
     December 31, 2002,  by and between  Central  Freight  Lines,  Inc., a Texas
     corporation,   and  Central   Refrigerated   Service,   Inc.,   a  Nebraska
     corporation. (Incorporated by reference to Exhibit 10.23(b) to the Company's Registration Statement on Form S-1 No. 333-109068.)

10.17+  Employment  Offer  Letter to Walt  Ainsworth,  dated July 15,  2004,  by
     Central Freight Lines, Inc. (Incorporated by reference to Exhibit 10.24 to the Company's Report on Form 10-K for the year ended December 31, 2004.)

10.18(a) Amended and Restated Credit Agreement, dated March 24, 2005, by and among the Financial Institutions named Therein as the Lenders, Bank of America, N.A. as the Agent, and Central Freight Lines, Inc., a Texas corporation, as the Borrower. (Incorporated by reference to Exhibit 10.26 to the Company's Report on Form 10-Q for the quarterly period ended April 2, 2005.)

10.18(b) First Amendment to Amended and Restated Credit Agreement, dated May 12,
     2005, by and among Central Freight Lines, Inc., a Texas corporation, Required Lenders under the Credit Agreement, Bank of America, N.A., in its capacity as Agent for Lenders under the Credit Agreement. (Incorporated by reference to Exhibit 10.27 to the Company's Report on Form 10-Q for the quarterly period ended April 2, 2005.)

10.18(c)* Second  Amendment  to Amended and  Restated  Credit  Agreement,  dated
     November 9, 2005, by and among Central Freight Lines, Inc., a Texas corporation, Required Lenders under the Credit Agreement, Bank of America, N.A., in its capacity as Agent for Lenders under the Credit Agreement.

10.19 Obligation Guaranty dated January 31, 2005, by Central Freight Lines, Inc., a Nevada corporation, for the benefit of Bank of America, N.A., in its capacity as Agent for the benefit of the Lenders. (Incorporated by reference to Exhibit 10.25 to the Company's Current Report on Form 8-K filed on February 4, 2005.)

10.20 Form of Director Indemnification Agreement.  (Incorporated by reference to
     Exhibit 10.29 to the Company's Report on Form 10-Q for the quarterly period ended October 1, 2005.)

11.1 Schedule of Computation of Net Income Per Share (Incorporated by reference to Note 17, Loss Per Share, in the Notes to Consolidated Financial Statements contained in this Report on Form 10-K.)

21.1* Subsidiary of Central Freight Lines, Inc., a Nevada corporation.

23.1* Consent of McGladrey & Pullen, LLP.

23.2* Consent of KPMG LLP.

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




Date:  April 14, 2006             By: /s/ Robert V. Fasso
                                  Name:    Robert V. Fasso
                                  Title:   Chief Executive Officer and President



Signature and Title Date



/s/ Robert V. Fasso                                               April 14, 2006
---------------------------------------------------
Robert V. Fasso
President, Chief Executive Officer;  and Director
(principal executive officer)


/s/ Jeffrey A. Hale                                               April 14, 2006
---------------------------------------------------
Jeffrey A. Hale
Senior Vice President and Chief Financial Officer
(principal financial and accounting officer)


/s/ J. C. Carruth                                                 April 14, 2006
---------------------------------------------------
J. C. Carruth
Director


/s/ John Breslow                                                  April 14, 2006
---------------------------------------------------
John Breslow
Director


/s/ Porter J. Hall                                                April 14, 2006
---------------------------------------------------
Porter J. Hall
Director

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Central Freight Lines, Inc.
Waco, Texas

We have audited the consolidated balance sheet of Central Freight Lines, Inc. and subsidiary (the "Company") as of December 31, 2005, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provided a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Central Freight Lines, Inc. and subsidiary as of December 31, 2005, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has experienced recurring negative cash flows, primarily from operations. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ McGladrey & Pullen, LLP


Dallas, Texas
April 4, 2006

             Report of Independent Registered Public Accounting Firm


The Board of Directors and Stockholders
Central Freight Lines, Inc.:

We have audited the accompanying consolidated balance sheet of Central Freight Lines, Inc. and subsidiaries (the Company) as of December 31, 2004, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Central Freight Lines, Inc. and subsidiaries as of December 31, 2004, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.




KPMG LLP
Dallas, Texas
March 30, 2005


                   CENTRAL FREIGHT LINES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2005 and 2004
                    (Dollars in thousands, except share data)



                                Assets                                                       2005               2004
                                                                                       ----------------   -----------------
Cash and cash equivalents                                                                $       348        $       2,144
Restricted cash                                                                                    -               20,825
Accounts receivable less allowance for doubtful accounts and revenue                          41,944               51,582
 adjustments of $10,754 in 2005 and $7,854 in 2004
Other current assets                                                                           9,184                8,655
Assets held for sale                                                                           3,370                    -
Deferred income taxes                                                                          5,105                6,689
                                                                                       ----------------   -----------------
               Total current assets                                                           59,951               89,895
Property and equipment, net                                                                  111,349              135,274
Goodwill                                                                                           -                4,324
Other assets                                                                                   3,531                7,761
                                                                                       ----------------   -----------------
               Total assets                                                              $   174,831        $     237,254
                                                                                       ================   =================

                                Liabilities and stockholders' equity
Liabilities:
Current maturities of long-term debt                                                     $     8,809        $      10,958
Short-term notes payable                                                                      12,184               28,108
Trade accounts payable                                                                        17,485               23,835
Trade accounts payable - related parties                                                         737                  988
Accrued expenses                                                                              25,755               23,050
                                                                                       ----------------   -----------------
              Total current liabilities                                                       64,970               86,939
Long-term debt, excluding current maturities                                                  22,317               21,884
Related party financing                                                                       22,600               22,852
Deferred income taxes                                                                          5,105                8,375
Claims and insurance accruals and other liabilities                                           11,453                9,646
                                                                                       ----------------   -----------------
              Total liabilities                                                              126,445              149,696
                                                                                       ----------------   -----------------

Commitments and contingencies (Notes 13 and 15)

Stockholders' equity:
Preferred stock; $0.001 par value per share; 10,000,000 shares authorized; none
 issued or outstanding                                                                             -                    -
Common Stock; $0.001 par value per share; 100,000,000 shares authorized,
 18,283,892 and 18,188,894 shares issued and outstanding as of
 December 31, 2005 and 2004, respectively                                                         18                   18
Additional paid-in capital                                                                   109,759              109,554
Unearned compensation                                                                           (160)                (266)
Accumulated deficit                                                                          (61,231)             (21,748)
                                                                                       ----------------   -----------------
              Total stockholders' equity                                                      48,386               87,558

                                                                                       ----------------   -----------------
              Total liabilities and stockholders' equity                                 $    174,831       $     237,254
                                                                                       ================   =================
See accompanying notes to consolidated financial statements.



                                           CENTRAL FREIGHT LINES, INC. AND SUBSIDIARY
                                             CONSOLIDATED STATEMENTS OF OPERATIONS
                                          Years ended December 31, 2005, 2004 and 2003
                                          (Dollars in thousands except per share data)
                                                                                    2005               2004               2003
                                                                         --------------------------------------------------------
Operating revenues                                                            $    372,140      $     386,601      $     389,696
                                                                         --------------------------------------------------------
Operating expenses:
  Salaries, wages and benefits                                                     208,846            222,230            205,393
  Purchased transportation                                                          36,217             42,152             38,113
  Purchased transportation - related parties                                        14,627             14,571             18,582
  Operating and general supplies and expenses                                       91,806             82,702             66,144
  Operating and general supplies and expenses - related parties                        305                274                 12
  Insurance and claims                                                              22,890             25,186             16,057
  Building and equipment rentals                                                     4,279              4,297              3,181
  Building and equipment rentals - related parties                                   1,809              1,795              1,903
  Goodwill impairment                                                                4,324                  -                  -
  Depreciation and amortization                                                     18,169             17,049             16,605
                                                                         --------------------------------------------------------
      Total operating expenses                                                     403,272            410,256            365,990
                                                                         --------------------------------------------------------
  (Loss) income from operations                                                    (31,132)           (23,655)            23,706
Other expense:
  Interest expense                                                                  (3,860)            (1,469)            (3,547)
  Interest expense - related parties                                                (6,177)            (6,197)            (6,130)
                                                                         --------------------------------------------------------
      (Loss) income from continuing operations before income taxes                 (41,169)           (31,321)            14,029
Income taxes:
  Income tax benefit (expense)                                                       1,686              8,473             (1,759)
  Income tax expense - conversion to C corporation                                       -                  -             (9,834)
                                                                         --------------------------------------------------------
     (Loss) income from continuing operations                                      (39,483)           (22,848)             2,436
Loss from discontinued operations                                                        -                  -             (8,341)
                                                                         --------------------------------------------------------
      Net loss                                                                $    (39,483)     $     (22,848)     $      (5,905)

                                                                         ========================================================
Pro forma C Corporation data (unaudited):
  Historical income from continuing operations before
   income taxes                                                               $          -      $           -      $      14,029
  Pro forma income tax expense                                                           -                  -             (5,666)
                                                                         --------------------------------------------------------
  Pro forma income from continuing operations                                            -                  -              8,363
  Loss from discontinued operations                                                      -                  -             (8,341)
                                                                         --------------------------------------------------------
  Pro forma net income                                                        $          -      $           -      $          22
                                                                         ========================================================
  Net loss per share:
    Basic
                                                                             $       (2.17)     $       (1.27)     $           -

    Diluted                                                                          (2.17)             (1.27)                 -
  Pro forma net income (loss) per share:
  Basic:
    Income from continuing operations                                        $           -      $           -      $        0.75
    Loss from discontinued operations                                                    -                  -              (0.75)
    Net income                                                                           -                  -                  -
  Diluted:
    Income from continuing operations                                        $           -      $           -      $        0.69
    Loss from discontinued operations                                                    -                  -              (0.69)
    Net income                                                                           -                  -                  -
Weighted average outstanding shares (in thousands):
  Basic                                                                             18,230             17,971             11,163
  Diluted                                                                           18,230             17,971             12,103
See accompanying notes to consolidated financial statements.

                  CENTRAL FREIGHT LINES, INC. AND SUBSIDIARY
                 Consolidated Statements of Stockholders' Equity
                  Years ended December 31, 2005, 2004, and 2003 (Dollars in thousands, except per share data)

                                          Common stock
                                      ---------------------                        Notes receivable
                                                            Additional             from stockholder Retained              Total
                                                             paid-in     Unearned        and         earnings Treasury stockholders'
                                          Shares     Amount  capital   Compensation    affiliate   (Accumulated  stock     equity
                                                                                                     deficit)
                                      -------------- ------ ---------- ------------ ---------------- -------- -------- -------------

Balances at December 31, 2002            10,868,218  $  11   $ 31,297    $  (1,059)     $    (7,988)  $8,113        -    $  30,374
Exercise of stock options, including      1,064,327      1      3,088            -                -        -        -        3,089
non-cash tax benefit of $1,340
Non-cash contribution from stockholder            -      -        500            -                -        -        -          500
Proceeds from initial public offering     5,700,000      5     77,629            -                -        -        -       77,634
Distributions paid                                -      -          -            -                -   (6,139)       -       (6,139)
Payment from stockholder                          -      -        660            -            7,988        -        -        8,648
Net loss                                          -      -          -            -                -   (5,905)       -       (5,905)
Transfer of undistributed S corporation
deficit or "loss"                                 -      -     (5,031)           -                -    5,031        -            -
Stock option compensation                         -      -          -          237                -        -        -          237
                                      -------------- ------ ---------- ------------ ---------------- -------- -------- -------------
Balances at December 31, 2003            17,632,545  $  17  $ 108,143   $     (822)   $           -  $ 1,100        -   $  108,438
Exercise of stock options, including
non-cash tax benefit of $621                545,686      1      1,727            -                -        -        -        1,728
Issuance of common stock                     10,663      -         48            -                -        -        -           48
Net loss                                          -      -          -            -                -  (22,848)       -      (22,848)
Stock option compensation, net of
forfeitures                                       -      -       (364)          556               -        -        -          192
                                      -------------  ------ ---------- ------------ ---------------- -------- -------- -------------
Balances at December 31, 2004            18,188,894  $  18  $ 109,554  $      (266) $             - $(21,748) $     -  $    87,558

Exercise of stock options                    29,228      -         51            -                -        -        -           51
Issuance of common stock                     65,770      -        154            -                -        -        -          154

Net loss                                          -      -          -            -                -  (39,483)       -      (39,483)

Stock option compensation, net of                 -      -          -          106                -        -                   106
forfeitures
                                      -------------  ------ ---------- ------------ ---------------- -------- -------- -------------
Balances at December 31, 2005            18,283,892   $ 18   $109,759  $      (160) $             - $(61,231) $     -  $    48,386
                                      -------------  ------ ---------- ------------ ---------------- -------- -------- -------------
                                      -------------  ------ ---------- ------------ ---------------- -------- -------- -------------



See accompanying notes to consolidated financial statements.

                   CENTRAL FREIGHT LINES, INC. AND SUBSIDIARY

                      Consolidated Statements of Cash Flows
                  Years ended December 31, 2005, 2004, and 2003
                             (Dollars in thousands)

                                                                       2005               2004               2003
                                                                  ----------------    --------------     -------------
Cash flows from operating activities:
     Net loss                                                  $      (39,483 )    $      (22,848 )   $       (5,905)
     Adjustments to reconcile net loss to
       net cash (used in)provided by operating activities:
         Bad debt expense                                               3,155               1,669                876
         Non-cash interest expense - related parties                        -                   -                500
         Equity in loss (income) of affiliate                               7                  21                 (4)
         Loss on sale of subsidiary                                         -                   -              8,341
         Depreciation and amortization                                 18,169              17,049             16,605
         Goodwill impairment                                            4,324                   -                  -
         Amortization of deferred financing fees                          875                   -                  -
         Deferred income taxes                                         (1,686)             (8,738)             1,707
         Establishment of deferred taxes upon conversion to
           C corporation                                                    -                   -              9,834
         Decrease in unearned compensation                                106                 192                237
         Gain on curtailment of health plan                                 -                   -             (7,799)
         Change in operating assets and liabilities, net
            of purchase accounting effects:
              Accounts receivable                                       6,483              (1,387)            (4,657)
              Accounts receivable - related parties                         -                   -                651
                      Assets held for sale                              1,205                   -                  -
              Other assets                                               (704)             (1,363)            (1,261)
              Trade accounts payable                                   (6,350)              8,444             (3,226)
              Trade accounts payable - related parties                   (251)                (32)              (690)
              Claims and insurance accruals                             1,671               4,314              2,010
              Accrued expenses and other liabilities                    2,476              (4,768)            (2,144)
                                                                  ----------------    --------------     -------------
                  Net cash (used in) provided by operating            (10,003)             (7,447)            15,075
                     activities
                                                                  ----------------    --------------     -------------

Cash flows from investing activities:
     Additions to property and equipment                               (2,050)            (36,717)            (7,024)
     Proceeds from sale of property and equipment                       9,003               4,204              1,466
     Cash paid for disposition of subsidiary                                -                   -             (8,341)
     Cash paid for acquisition of business                               (174)             (9,273)                 -
     Repayment of advances to affiliate                                     -                   -              8,648
                                                                  ----------------    --------------     -------------
          Net cash provided by (used in) investing                      6,779             (41,786)            (5,251)
                         activities
                                                                  ----------------    --------------     -------------

Cash flows from financing activities:
     Restricted cash                                                   20,825             (20,825)                 -
     Proceeds from long-term debt                                       9,493              14,937             47,198
     Repayments of long-term debt                                     (11,045)             (8,459)          (100,347)
     Proceeds from short-term debt                                     11,499              34,300                  -
     Repayments of securitization facility                            (27,300)             (7,000)                 -
     Exercise of stock options                                             51               1,107              1,749
     Proceeds from issuance of common stock                               154                  48             77,634
     Payment of deferred financing fees                                (2,249)                  -                  -
     Distributions paid                                                     -                   -             (6,139)
                                                                  ----------------    --------------     -------------
                  Net cash provided by  financing activities
                                                                        1,428              14,108             20,095
                                                                  ----------------    --------------     -------------
                  Net (decrease) increase in cash                      (1,796)            (35,125)            29,919
Cash and cash equivalents at beginning of year                          2,144              37,269              7,350
                                                                  ----------------    --------------     -------------
Cash and cash equivalents at end of year                       $          348      $        2,144     $       37,269
                                                                  ================    ==============     =============
See accompanying notes to consolidated financial statements.

                   CENTRAL FREIGHT LINES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Thousands of dollars, except share and per share amounts)

(1)      Business of the Company

(a)      Basis of Presentation

     Central Freight Lines, Inc. is a Nevada holding company that owns Central Freight Lines, Inc., a Texas corporation, (collectively the "Company" or "Central"). Central is an inter-regional less-than-truckload ("LTL") trucking company that has operations in the Southwest, Northwest and Midwest regions of the United States of America. Central maintains alliances with other similar companies to complete transportation of shipments outside of its operating territory.

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

     On November 1, 2003, the Company converted from an S corporation to a C corporation for federal income tax purposes. An undistributed S Corporation loss (accumulated deficit) of $5,031 was transferred to additional paid-in capital.

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

     The Company has entered into a merger agreement with North American Truck Lines, LLC. Management believes that this transaction represents the best available strategic alternative to address the Company's need for liquidity and capital resources. (See note 20)

(3) Summary of Significant Accounting Policies and Practices

(a) Basis of Presentation and Principles of Consolidation

     The consolidated financial statements include the accounts of Central and its subsidiary. All significant intercompany balances and transactions with the consolidated subsidiary have been eliminated. As discussed in note 4, the Company acquired and disposed of Central Refrigerated Service, Inc. ("Central Refrigerated") during 2002. Central Refrigerated has been accounted for as a discontinued operation.

                   CENTRAL FREIGHT LINES, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -continued
           (Thousands of dollars, except share and per share amounts)

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

(d) Property and Equipment

     Property and equipment are recorded at cost. In the first quarter of 2003, the Company revised the estimated useful lives and salvage values of certain classes of property and equipment to more appropriately reflect how the assets are expected to be used over time. In the first quarter of 2003, the Company increased revenue equipment lives to five to 15 years from five to 12 years. If the Company had not changed the estimated useful lives of such property and equipment, additional depreciation expense of approximately $580 would have been recorded during the year ended December 31, 2003. Accordingly, the change in estimate resulted in an increase in income from continuing operations of approximately $557 for the year ended December 31, 2003.


     Net gains on the disposition of property and equipment were $353, $595 and $446 for the years ended December 31, 2005, 2004 and 2003, respectively.

(e) Impairment of Long-Lived Assets

     The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Other than assets held for sale, there were no impairments during 2005, 2004 or 2003.

     Pursuant to Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, the Company determined that, as of October 1, 2005 there was an impairment to the carrying value of goodwill. Based on this analysis, the Company wrote off the remaining value of its goodwill - $4,324.

                   CENTRAL FREIGHT LINES, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -continued
           (Thousands of dollars, except share and per share amounts)


(f) Revenue Recognition

     The Company recognizes revenue and associated expenses upon the delivery of the related freight. A portion of the Company's revenue is derived from shipments that originated or terminated in other regions, where a portion of freight movement is handled by another carrier. Most of this revenue is with carriers with which the Company maintains transportation alliances. The Company does not recognize revenue or the associated expenses that relate to the portion of the shipment transported by its alliance partners.

     At December 31, 2005 and 2004, there was approximately $2,050 and $4,100 of services performed not yet invoiced, but included in accounts receivable.


(g) Income Taxes

     Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

     Significant management judgment is required in determining the provision for income taxes and in determining whether deferred tax assets will be realized in full or in part. Deferred tax assets and liabilities are measured using enacted tax rates that are expected to apply to taxable income in years in which the temporary differences are expected to be reversed. Under SFAS No. 109 and applicable interpretations, if all or some portion of specific deferred tax assets are determined more likely than not to be realizable, a valuation allowance must be established for the amount of such deferred tax assets. In
2004, the Company established a $4,864 valuation allowance for deferred tax assets. The Company increased its valuation allowance to $19,071 as of December 31, 2005.


     On November 1, 2003, the Company converted from an S corporation to a C corporation for federal income tax purposes. Prior to November 1, 2003, the Company had elected S corporation status under which federal income tax attributes flow directly to the stockholders. Accordingly, the accompanying consolidated financial statements prior to November 1, 2003, do not include provisions for federal income taxes.

(h) Credit Risk

     Financial   instruments   that   potentially   subject   the   Company   to
concentrations of credit risk consist primarily of trade receivables. Concentrations of credit risk with respect to trade receivables are limited due to the Company's large number of customers and the diverse range of industries which they represent. As of December 31, 2005 and 2004, the Company had no significant concentrations of credit risk.

                   CENTRAL FREIGHT LINES, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -continued
           (Thousands of dollars, except share and per share amounts)

(i) Stock-Based Compensation

     The Company has a stock-based employee compensation plan, which is described more fully in note 9. The Company accounts for that plan under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, the Company records compensation expense only if the fair value of the underlying stock exceeds the exercise price on the date of grant. The following table illustrates the effect on net loss, net loss per share, adjusted pro forma net loss and adjusted pro forma net loss per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, and as allowed by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of FASB No. 123, to stock-based employee compensation and had the Company been a C corporation in 2003.

                                                                   2005              2004              2003
                                                              ---------------   ---------------  -----------------
Net loss, as reported:                                      $    (39,483 )   $     (22,848 )
Add:
     Stock-based employee compensation expense included
     in reported net loss, net of related tax effects                106               192
Deduct:
     Total stock-based employee compensation expense
     determined under fair value based method for all
     awards                                                       (2,645)*            (511)
                                                              ---------------   ---------------
Pro forma net loss                                          $    (42,022)    $     (23,167)
                                                              ===============   ===============

Net loss per share
  Basic
       As reported                                          $     (2.17)     $      (1.27)
       Pro forma                                                  (2.31)            (1.29)
  Diluted
       As reported                                                (2.17)            (1.27)
       Pro forma                                                  (2.31)            (1.29)

Net loss, as reported:                                                                         $     (5,905)
Add:
     Stock-based employee compensation expense included
     in reported net loss, net of related tax effects                                                   237
Deduct:
     Total stock-based employee compensation expense
     determined under fair value based method for all
     awards, net of related tax effects                                                                (395)
                                                                                                 -----------------

Adjusted net loss                                                                                    (6,063)
Pro forma federal income tax adjustment (unaudited)                                                   5,989
                                                                                                 -----------------
Adjusted pro forma net loss (unaudited)                                                        $        (74)
                                                                                                 =================

Adjusted pro forma net loss per share (unaudited):
  Basic
       As reported                                                                             $      0.00
       Pro forma                                                                                     (0.01)
  Diluted
       As reported                                                                                    0.00
       Pro forma                                                                                     (0.01)
* See note 9

                   CENTRAL FREIGHT LINES, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -continued
           (Thousands of dollars, except share and per share amounts)

     In 2002, the Company granted options at an exercise price that was less than fair value, resulting in approximately $1,189 of compensation to employees, which is being expensed over the vesting period of these options. Compensation expense is calculated net of options that have been forfeited. Compensation expense of $106, $192 and $237 was recognized in 2005, 2004, and 2003.

(j) Claims and Insurance Accruals

     Claims accruals represent the estimated costs to repair and replace damaged goods resulting from cargo claims. Insurance accruals reflect the estimated cost of claims for bodily injury and property damage, workers' compensation and employee health care not covered by insurance. These liabilities for self-insurance are accrued based on claims incurred and on estimates of both unasserted and unsettled claims which are assessed based on management's evaluation of the nature of the claims and the Company's past claims experience. The portion of the accrual classified as a current liability represents management's estimate of that portion of the claims that will be settled in the next twelve months. Total claims and insurance accruals were $27,442 and $25,081 at December 31, 2005 and 2004, respectively.

     While management believes that amounts included in the accompanying consolidated financial statements are adequate, such estimates may be more or less than the amounts ultimately paid when the claims are settled. The estimates are continually reviewed and any changes are reflected in current operations.

 (k) Allowance for Doubtful Accounts and Revenue Adjustments

     The Company establishes an allowance for doubtful accounts and an allowance for revenue adjustments to reduce its accounts receivable balance to an amount that it estimates is collectible from its customers. The allowance for doubtful accounts is estimated by management based on factors such as aging of the receivables and historical collection experience. At December 31, 2005 and 2004, the allowance for doubtful accounts was $6,358 and $3,567, respectively.

     The allowance for revenue adjustments is also established by management based on factors such as historical trends in actual adjustments to revenue. Revenue will be adjusted for various reasons, such as customer disputes, billing and rating errors, and weight and inspection corrections. At December 31, 2005 and 2004, the allowance for revenue adjustments was $4,396 and $4,287, respectively.

(l) Loss per Share and Pro Forma Loss per Share

     Pro forma loss per share has been calculated as if the Company were a C corporation for federal income tax purposes for 2003. Basic loss per share and pro forma basic loss per share are calculated using the weighted average number of shares outstanding. The weighted average shares outstanding used in the calculation of diluted loss per share and pro forma diluted loss per share include the dilutive effect of options to purchase common stock, calculated using the treasury stock method.

(m) Recently Issued Accounting Standards

     In December 2004, the FASB issued a revision to SFAS 123, with SFAS 123(R). SFAS 123(R) supersedes APB Opinion No. 25 and amends SFAS No. 95, "Statement of Cash Flows." SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Pro forma disclosure, as included above, is no longer an alternative. The Company is required to adopt SFAS 123(R) for the fiscal year beginning January 1, 2006, and anticipates doing so under the modified prospective method. The Company is currently evaluating the impact the adoption of SFAS

                   CENTRAL FREIGHT LINES, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -continued
           (Thousands of dollars, except share and per share amounts)

123(R) will have, including giving consideration to changes made with the planned merger agreement discussed in note 2 above, and because it will depend on the levels of share-based payments granted in the future. However, had the Company adopted SFAS 123(R) in prior periods, the impact of the standard would have approximated the impact of SFAS 123 as described above in our disclosure of pro forma net loss and net loss per share in this Note. In addition, in November 2005, the FASB issued final FASB Staff Position ("FSP") FAS No. 123(R)-3, ("FSP 123(R)-3") "Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards." FSP 123(R)-3 provides an alternative method of calculating excess tax benefits from the method defined in SFAS 123(R) for share-based payments. A one-time election to adopt the transition method of the FSP is available to those entities adopting SFAS 123(R) using either the modified retrospective or modified prospective method The Company is currently evaluating (it has up to one year from the initial adoption of SFAS 123(R) to make this one-time election)the potential impact of calculating the tax benefits with this alternative method and has not determined which method it will adopt, nor the expected impact on the consolidated financial statements.

     Subject to the closing of the pending merger with NATL (see note 20), the Company will cancel all remaining stock options and may record the remainder of its unamortized stock-based employee compensation expenses in the second quarter of 2006. This amount will approximate an additional expense of $584.

(4) Acquisition and Discontinued Operations

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

Assets acquired:
  Current assets..............................   $    26,511
  Property and equipment......................        57,271
  Other assets................................            55
                                                        ----
     Total assets acquired....................        83,837
Less:
  Notes payable to stockholder and affiliate..       (11,400)
  Liabilities assumed.........................       (69,104)
  Direct costs of the acquisition.............          (727)
                                                        ----
     Cash consideration paid..................   $     2,606
                                                 ===========

                   CENTRAL FREIGHT LINES, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -continued
           (Thousands of dollars, except share and per share amounts)

     The following unaudited pro forma consolidated results of operations for fiscal 2002 assume the Central Refrigerated acquisition was completed on January 1, 2001:

                                    2002
                                    ----
  Net loss.......               $   (30,023)
  Loss per share:
  Basic..........                     (2.76)
  Diluted........                     (2.76)


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

               Earnings from discontinued operations..........  $    1,256
               Loss on disposal...............................      (1,256)
                                                                    ------
               Net earnings from discontinued operations......  $        -
                                                                ==========

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

     Under the terms of the agreement, the Company paid approximately $7,000 of the purchase price at closing, an additional $2,273 during 2004 and $174 during 2005. Due to a reduction in the value assigned to the assets purchased, the Company adjusted the purchase price downward by $418 during 2005. The remaining $135 is recorded on the consolidated balance sheet as part of short-term notes payable at December 31, 2005, and was paid in the first quarter of 2006.

                   CENTRAL FREIGHT LINES, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -continued
           (Thousands of dollars, except share and per share amounts)

(5) Property and Equipment

     Property and equipment consist of the following at December 31, 2005 and 2004:

                                                               2005        2004
                                                               ----        ----
   Revenue and service equipment......................  $   172,894 $   177,141
   Land...............................................       13,427      14,937
   Structures and improvements........................       31,613      36,209
   Furniture and office equipment.....................        8,134       9,039
                                                              -----       -----
                                                            226,068     237,326
   Less accumulated depreciation and amortization.....      114,719     102,052
                                                            -------     -------
                                                        $   111,349 $   135,274
                                                        =========== ===========

     Revenue and service equipment includes assets under capitalized leases of $39,227 and $55,346 at December 31, 2005 and 2004, respectively, and related accumulated amortization of $16,595 and $20,518 at December 31, 2005 and 2004, respectively.

     In 2003, the Company closed certain terminals that were being financed by a related party (see note 7(c)). These assets, which consist of land and structures, are no longer in service and were classified as assets held for sale in the amounts of $126 and $504 as of December 31, 2005 and 2004, respectively, in the accompanying consolidated balance sheets. During 2005 and 2004, $252 and $302, respectively, of these properties were sold and accounted for as a reduction of the related party financing.

     Also included in assets held for sale is a terminal, which is not financed by a related party, in Phoenix, Arizona. The book value of this asset totaled $3,220 and $3,616 as of December 31, 2005 and 2004, respectively. The Phoenix terminal is currently under a sales contract that is expected to close on or near the end of the first quarter of 2006.

 (6) Accrued Expenses

Current accrued expenses consist of the following at December 31, 2005 and 2004:

                                                                2005       2004
                                                                ----       ----

         Employee related compensation and benefits.....  $    5,361 $    5,703
         Claims and insurance accruals..................      16,260     15,435
         Other accrued expenses.........................       4,134      1,912
                                                               -----      -----
                                                          $   25,755 $   23,050
                                                          ========== ==========

 (7) Debt and Related Party Financing

(a) Long-Term Debt

    Long-term debt consists of the following at December 31, 2005, and 2004:

                                                                2005       2004
                                                                ----       ----

                Real estate mortgage notes                 $    8,583 $       -
                Capital lease obligations (see note 13)..      22,543    32,842
                                                               ------    ------
                                                               31,126    32,842
                Less current portion.....................       8,809    10,958
                                                                -----    ------
                                                           $   22,317 $  21,884
                                                           ========== =========

                   CENTRAL FREIGHT LINES, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -continued
           (Thousands of dollars, except share and per share amounts)

     On July 13, 2005, the Company completed a mortgage financing secured by three other properties. This financing generated approximately $7,900 in net proceeds. The mortgage financing is to be repaid by July 12, 2010 based on a 20 year amortization schedule with an annual interest rate of 9.15%. In January 2006, the Company sold the Portland, Oregon terminal (one of the three properties) and paid off $4,690 of this debt. Total payments per year, after the Portland, Oregon sale, are approximately $400 with a final payment of approximately $3,000.

(b) Short-Term Notes Payable

     On April 30, 2002, the Company entered into a $40,000 revolving accounts receivable securitization facility (the "Securitization Facility") that was set to expire on April 27, 2005. While the Securitization Facility was in place, the Company sold, on a revolving basis, its interests in accounts receivable to Central Receivables, a then wholly-owned, special purpose subsidiary. The assets and liabilities of Central Receivables were included in the Company's consolidated financial statements. The Securitization Facility allowed the Company to receive up to $40,000 of proceeds, subject to eligible receivables and pay a service fee recorded as interest expense, as defined in the agreement. The Company was required to pay commercial paper interest rates plus an applicable margin on the proceeds received. Interest was generally payable monthly. The Securitization Facility included certain restrictions and financial covenants. The Company was required to pay a commitment fee equal to 0.35% per annum of 102% of the facility limit minus the aggregate principal balance, as well as an administrative fee equal to 0.15% per annum of the uncommitted balance. As of December 31, 2004 there were borrowings of $27,300 and at December 31, 2003, there were no borrowings outstanding under the Securitization Facility. The effective interest rate at December 31, 2004 was 2.4%.

     On July 28, 2004, the Company entered into a $30,000 amended and restated revolving credit facility with SunTrust Bank (the "Amended and Restated SunTrust Facility"). On November 5, 2004, the Company executed a first amendment to the Amended and Restated SunTrust Credit Facility. Under the first amendment to the Amended and Restated SunTrust Facility, the Company could receive up to an aggregate of $30,000 of proceeds in the form of letters of credit, only. The Amended and Restated SunTrust Facility accrued interest at a variable rate equal, at the Company's option, to either (a) the bank's prime lending rate minus an applicable margin, or (b) LIBOR plus an applicable margin. The applicable margins for both types of loans varied depending on the Company's lease adjusted leverage ratio. Interest was payable in periods from one to three months at the Company's option. The Amended and Restated SunTrust Facility was collateralized by certain revenue equipment, and letters of credit that were issued were collateralized by cash collateral. The facility contained, among other things, certain financial and non-financial covenants, and was set to mature on April 30, 2006. The Company was required to pay a commitment fee equal to 0.50% per annum on the daily unused Amended and Restated SunTrust Facility as well as a letter of credit fee equal to 0.25% per annum on the average daily amount of the letters of credit. The Company was also required to cash collateralize its outstanding letters of credit in the amount of $20,825 as of December 31, 2004.

     In March 2004, the Company acquired certain assets of EOFF for approximately $10,000 (See note 4). The remaining purchase price liability from this transaction is $135 and $808 at December 31, 2005 and 2004, respectively, which is recorded on the accompanying consolidated balance sheet as part of short-term notes payable. The Company paid this remaining liability in the first quarter of 2006.

     On January 31, 2005, the Company entered into a four-year senior secured revolving credit facility (as amended on May 12, 2005 and November 9, 2005, the "New Credit Facility") with Bank of America, N.A., as Agent, and certain other lenders from time to time party to the New Credit Facility. The New Credit Facility terminates on January 31, 2009. The New Credit Facility replaced both the Securitization Facility and the Amended and Restated SunTrust Facility.

                   CENTRAL FREIGHT LINES, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -continued
           (Thousands of dollars, except share and per share amounts)

     Subject to the terms of the New Credit Facility, the maximum revolving borrowing limit is the lesser of (a) $60,000, or (b) 85% of the Company's net eligible accounts receivable, plus 85% of the net orderly liquidation value of our eligible rolling stock owned as of January 31, 2005, plus 85% of the cost of eligible rolling stock acquired by the Company between January 31, 2005 and November 9, 2005, minus $10,000. Letters of Credit under the New Credit Facility are subject to a sub-limit of $40,000.

     Borrowings under the New Credit Facility bear interest at the base rate, as defined, plus an applicable margin of 0.00% to 1.00%, or LIBOR plus an applicable margin of 1.50% to 2.75%, based on the average quarterly availability under the New Credit Facility. The effective interest rate at December 31, 2005 was 10.0%. Letters of credit under the New Credit Facility are subject to an applicable letter of credit margin of 1.25% to 2.50%, based on the average quarterly availability under the New Credit Facility. The New Credit Facility also provides for an unused line fee of 0.25% to 0.375%, based on aggregate amounts outstanding.

     The New Credit Facility is secured by substantially all of the Company's assets, other than certain revenue equipment and real estate that is (or may in the future become) subject to other financing.

     The New Credit Facility contains a requirement that $10,000 of availability be maintained. The New Credit Facility also contains certain restrictions and covenants relating to, among other things, minimum EBITDA levels, fixed charge coverage ratio, cash flow, capital expenditures, acquisitions and dispositions, sale-leaseback transactions, additional indebtedness, additional liens, dividends and distributions, investment transactions, and transactions with affiliates. However, if the Company's borrowing availability is in excess of $10,000, financial covenants will not apply. In essence, the financial covenants are irrelevant because they are only tested if availability is below $10,000, and if the Company is below $10,000 the Company would already be in violation of the New Credit Facility. At December 31, 2005, the Company was not in compliance with certain of these irrelevant covenants. However since the borrowing availability was in excess of $10,000, the financial covenants did not apply. The New Credit Facility includes usual and customary events of default for a facility of this nature and provides that, upon the occurrence and continuation of an event of default, payment of all amounts payable under the New Credit Facility may be accelerated, and the lenders' commitments may be terminated.


     Although it is a four-year credit facility, draws on the line are considered current based on interpretations of Emerging Issues Task Force 95-22 ("EITF 95-22") Balance Sheet Classifications, Borrowings Outstanding Under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lock-Box Arrangement. EITF 95-22 requires revolving credit agreements with a required lock-box arrangement that include subjective acceleration clauses to be classified as current liabilities. The New Credit Facility includes a lock-box agreement and also allows the lender, in its reasonable credit judgment, to assess additional reserves against the borrowing base calculation and take certain other discretionary actions. For example, certain reserve requirements may result in an over advance borrowing position that could require an accelerated repayment of the over advance portion. Since the inception of this facility, the lender has not applied any additional reserves to the borrowing base calculation. However, the lender, in its reasonable credit judgment, can assess additional reserves to the borrowing base calculation to account for changes in our business or the underlying value of the collateral. The Company does not anticipate any changes that would result in any material adjustments to the borrowing base calculation, but it cannot be certain that additional reserves will not be assessed by the bank to the borrowing base calculation. The Company believes the provisions in the New Credit Facility are relatively common for credit facilities of this type.

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

                   CENTRAL FREIGHT LINES, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -continued
           (Thousands of dollars, except share and per share amounts)


     The properties sold and leased back are accounted for as a financing arrangement. The annual lease payments of $6,177 and $6,197 in 2005 and 2004, respectively, have been recorded as interest expense. During 2005 and 2004, $252 and $302, respectively, of these properties were sold and accounted for as a reduction in the financing obligation and a reduction in property. The amount outstanding under the financing agreement was $22,600 and $22,852 at December 31, 2005 and 2004, respectively. If the Company exercises the fair value purchase option, the excess of the amount paid over the recorded financing obligation will be reflected as additional interest expense. If the fair value purchase option is not exercised at the end of the lease term, the excess of the recorded financing obligation over the net book value of the related properties will be reflected as a gain on the financing arrangement.

(d) Aggregate Maturities

     Aggregate maturities of long-term debt, related party financing and capital lease obligations for each of the five years following December 31, 2005, and thereafter are as follows:

Years ending December 31:
  2006........................   $     8,809
  2007........................         6,180
  2008........................         2,668
  2009........................         4,587
  2010........................         7,750
  Thereafter..................        23,732
                                      ------
                                 $    53,726
                                 ===========

(8) Stockholders' Equity

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

     At December 31, 2005, there were 18,283,892 shares of common stock issued and outstanding. 5,700,000 newly issued shares of the Company were sold during the initial public offering in December 2003 along with 2,800,000 sold by selling stockholders.

     In December 2003, the authorized number of preferred shares was also increased from 5,000,000 to 10,000,000. No shares of preferred stock have been issued.

(9) Stock-Based Compensation

     In 1997, the Company established an incentive stock plan that provides multiple alternatives to compensate eligible employees and nonemployee directors with Company common stock. Under the plan, the Company is authorized to award, in aggregate, options to purchase not more than 5,000,000 shares of its common stock. Grants to optionees of qualified stock options shall have a per share exercise price of no less than fair value of the underlying common stock on the date of grant. At December 31, 2005, there were 991,258 shares available for granting under the plan.

                   CENTRAL FREIGHT LINES, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -continued
           (Thousands of dollars, except share and per share amounts)

     The awards are issuable at the discretion of the board of directors. All option grants to date expire 10 years from the date of grant. Options granted under the plan to senior management (854,000 outstanding at December 31, 2005) generally vest 20% on the first anniversary of the date of grant and 20% on each subsequent anniversary until fully vested. On January 7, 2002, the Company granted 1,260,000 options at an exercise price of $1.35 to its newly hired CEO as part of his employment agreement. These options vest 50% at grant date and 20% per year beginning January 7, 2003 (756,000 options were exercised in the fourth quarter of 2003). Options granted under the plan to upper management (258,695 outstanding at December 31, 2005) vest 20% on the fifth anniversary of the date of grant and 20% on each subsequent anniversary until fully vested. Termination of the employee for any reason other than death, disability or certain cases of retirement causes the unvested portion of the award to be forfeited.

     At December 31, 2005, there were 60,000 options outstanding granted to the Company's board of directors. All of these options are fully vested. At December 31, 2005, options outstanding for all non-management employees and others totaled 253,550. These options generally vest 20% on the first anniversary of the date of grant and 20% on each subsequent anniversary until fully vested.

     In June 2005, the Company accelerated the vesting of substantially all stock options outstanding under the Company's stock-based employee compensation plan that had exercise prices higher than the closing price of the Company's stock on June 16, 2005, which was $2.49. Options to purchase approximately 624,000 shares of the Company's common stock became exercisable immediately.

     The primary purpose of the accelerated vesting was to eliminate future compensation expense, which resulted in approximately $1,841 of additional pro forma compensation expense, beginning in the 2006 first quarter and ending in 2013, that the Company would have otherwise recognized in its consolidated statement of operations with respect to the accelerated options upon the adoption of SFAS 123R.

     Stock option activity during the years ended December 31, 2003, 2004, and 2005 is as follows:

                                                      Weighted
                                      Number of        Average
                                       Shares      Exercise Price
                                       ------      --------------
Balance at December 31, 2002.....     3,037,257     $  1.96
Granted..........................       305,000        8.22
Exercised........................    (1,064,327)       1.70
Forfeited........................      (227,767)       1.79
                                       --------
Balance at December 31, 2003.....     2,050,163        3.05
                                      ---------
Granted..........................       342,758        7.30
Exercised........................      (545,686)       2.25
Forfeited........................      (518,367)       4.25
                                       --------
Balance at December 31, 2004.....     1,328,868        4.00
                                      ---------
Granted..........................       292,500        2.46
Exercised........................       (29,228)       1.76
Forfeited........................      (165,895)       6.72
                                       --------
Balance at December 31, 2005          1,426,245     $  3.42
                                      =========

                   CENTRAL FREIGHT LINES, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -continued
           (Thousands of dollars, except share and per share amounts)


     The fair value of options granted was estimated using the Black-Scholes option pricing model with the following assumptions for 2003, 2004, and 2005 grants to employees: risk-free interest rate of 4.75%, 3.38%, and 4.12%, respectively; 0%, 6.9%, and 37.8% expected volatility, respectively; an expected life of approximately 6.5 years and a zero dividend yield. The fair values of options granted were as follows:
                                                        Weighted Average
                                                        ----------------
                                                                   Fair Value
                                                  Exercise Price   of Option
                                                  --------------   ---------
                          Granted during 2003....     $  8.22      $ 11.27
                          Granted during 2004....        7.30         4.43
                          Granted during 2005....        2.46         1.13

    Options outstanding and exercisable are summarized as follows:

                                December 31, 2005
 -------------------------------------------------------------------------------
                                           Weighted
                                           Average
                            Weighted      Remaining                 Weighted
  Exercise   Options        Average       Contractual   Options      Average
  Price     Outstanding   Exercise Price    Life     Exercisable  Exercise Price
  -----     -----------   --------------    ----     -----------  --------------
 $     1.35     679,000      $ 1.35        2.6        353,000     $ 1.35
       1.78      40,000        1.78        9.8              -       1.78
2.15 - 2.70     328,045        2.47        3.5        274,634       2.51
5.77 - 5.86      45,000        5.79        7.2         45,000       5.79
       6.50      42,150        6.50        5.4         25,710       6.50
7.35 - 7.80     242,050        7.43        8.6        242,050       7.43
      15.00      50,000       15.00        8.0         50,000      15.00
                 ------                                ------      -----
              1,426,245        3.42                   990,394       4.18
              =========                               =======

     At December 31, 2005, 2004, and 2003, options exercisable were 990,394, 291,469 and 559,054 respectively, and the weighted average exercise price of these options was $4.18, $2.89 and $2.39 respectively.

(10) Income Taxes

     On November 1, 2003, the Company converted its federal income tax status from a subchapter S corporation to a C Corporation

     Prior to November 1, 2003, the Company had elected to be taxed as a subchapter S corporation for federal income tax purposes. Accordingly, the consolidated financial statements prior to November 1, 2003, did not include the effects of federal income taxes.

     The components of income tax (benefit) expense consists of the following for the years ended December 31:


                                                  2005        2004       2003
                                                  ----        ----       ----
          Current - Federal....               $      -    $      -    $  (110)
          Deferred -Federal...                 (16,379)    (12,207)    10,867
          Current - state......                      -         265        189
          Deferred - state.....                    486      (1,395)       647
          Deferred - valuation allowance        14,207       4,864          -
                                                ------       -----       -----
                                               $(1,686)    $(8,473)    $11,593
                                                =======     =======     =======

                   CENTRAL FREIGHT LINES, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -continued
           (Thousands of dollars, except share and per share amounts)

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2005, and 2004, are as follows:


                                                          2005       2004
                                                          ----       ----
Deferred tax assets:
 Current:
   Accounts receivable and other current assets....  $    4,788 $    3,850
   Accrued expenses and other current liabilities..       5,732      5,169
                                                          -----      -----
                                                         10,520      9,019
 Noncurrent:
   Other assets....................................         724          -
   Lease obligations...............................      16,444     23,077
   Other liabilities...............................       4,255      3,762
   Net operating loss carryforward.................      21,841      9,390
                                                         ------      -----
                                                         43,264     36,229
   Less valuation allowance........................      19,071      4,864
                                                         ------      -----
   Total deferred tax assets.......................      34,713     40,384
                                                         ------     ------
   Deferred tax liabilities:
    Current:
      Prepaid expenses.............................      (1,685)    (1,360)

    Noncurrent:
     Other assets .................................           -       (205)
     Property and equipment due to differences in
      depreciation and basis.........................    (33,028)  (40,505)
                                                         -------   -------
                                                         (33,028)  (40,710)
                                                         -------    -------
    Total deferred tax liabilities...................   $(34,713)  (42,070)
                                                         --------   -------
    Net deferred tax liability ......................   $      -  $ (1,686)
                                                         ========  ========


     At December 31, 2005, the Company has a federal net operating loss carryforward of approximately $56,001 available to reduce future taxable income. The net operating losses generated in 2003, 2004 and 2005 were $3,313, $20,945 and $31,743, respectively, and expire in 2023, 2024 and 2025 if not utilized.

     Significant management judgment is required in determining the provision for income taxes and in determining whether deferred tax assets will be realized in full or in part. Deferred tax assets and liabilities are measured using enacted tax rates that are expected to apply to taxable income in years in which the temporary differences are expected to be reversed. Under SFAS No. 109 and applicable interpretations, if all or some portion of specific deferred tax assets are determined not to be realizable, a valuation allowance must be established for the amount of such deferred tax assets. In 2004, the Company established a $4,864 valuation allowance for deferred tax assets. This valuation allowance was increased to $19,071 as of December 31, 2005.

                   CENTRAL FREIGHT LINES, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -continued
           (Thousands of dollars, except share and per share amounts)


     A reconciliation of the statutory federal income tax rate with the Company's effective income tax rate from continuing operations is as follows:

                                                    2005        2004        2003
                                                    ----        ----        ----

Federal income tax at statutory rate (35%) ..... $ (14,409)  $ (10,962)  $ 4,910
Permanent  differences and other................       209         628       190
State income tax ...............................    (1,693)     (1,253)      836
Reversal of Contested Liability Trust ..........         -      (1,750)        -
Net change in valuation allowance...............    14,207       4,864         -
Conversion from S to C corp. net of deferred....         -           -     5,657
                                                     -----       -----     -----
Total income tax benefit........................ $  (1,686)  $  (8,473)$(11,593)
                                                  =========   ========= ========

     During 2004, the IRS disallowed certain tax deductions taken by the S corporation stockholders pursuant to a contested liability trust. As a result of the disallowance of such deductions, the C corporation's tax basis was increased resulting in a deferred tax benefit of $1,750.

(11) Employee Benefit Plans

     The Company maintains a defined contribution employee retirement plan, which includes a 401(k) option, under which employees are eligible to participate after they complete 90 days of service. Employees are eligible for Company matching contributions after one year of service. The Company's contributions to the plan each year are made at the discretion of the Company's board of directors. For the years ended December 31, 2005, 2004, and 2003, the Company's contributions to the plan, including matching 401(k) contributions, were $1,952, $2,113 and $2,199, respectively.

     The Company initiated an Employee Stock Purchase Plan ("the Plan") in August 2004 whose purpose is to allow qualified employees to acquire shares of the Company at a 10% discount to the closing market price as of the end of each calendar month. These shares are issued from authorized but unissued shares of the Company. The Plan qualifies as an Employee Stock Purchase Plan under Section 423 of the Internal Revenue Code of 1986, as amended.One million total shares have been authorized under the Plan. As of December 31, 2005, approximately seventy-six thousand shares have been issued.The Plan is administered and the shares held by Computershare Trust Company, Inc.

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

                   CENTRAL FREIGHT LINES, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -continued
           (Thousands of dollars, except share and per share amounts)

(12) Fair Value of Financial Instruments

     At December 31, 2005 and 2004, the carrying value of the New Credit Facility and the Securitization Facility approximates fair value because amounts outstanding bear interest at current prime related and commercial paper rates, respectively. At December 31, 2005 and 2004, the fair value of the related party financing arrangement cannot be determined without incurring excessive costs due to the related party nature of the instrument. At December 31, 2005 and 2004, the carrying value of other long-term debt approximates fair value because the debts bear interest at current commercial paper rates.

     At December 31, 2004, the carrying value of cash equivalents approximated fair value due to the short-term nature of the investment.

(13) Leases

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

     The Company leases various terminal and office facilities, tractors, trailers and other equipment under noncancelable operating leases. Rental expense was $6,088, $6,092 and $5,084 for the years ended December 31, 2005, 2004, and 2003, respectively. Included in these amounts are $1,809, $1,795, and $1,903 in 2005, 2004, and 2003, respectively, paid to affiliates of the Company for the rental of revenue and service equipment, terminals and office space.

     Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) and capital leases (mainly revenue equipment) at December 31, 2005 are:

                                                             Capital  Operating
                                                             Leases    Leases
                                                             ------    ------
                  Year ending December 31:
                   2006................................  $   9,290 $    6,641
                   2007................................      6,123      5,409
                   2008................................      2,700      3,449
                   2009................................      4,545      1,894
                   2010................................        529      1,560
                  Thereafter                                 1,162      4,630
                                                             -----      -----
                      Total minimum lease payments.....     24,349 $   23,583
                                                                    ==========
                  Less amount representing interest....      1,806
                                                             -----
                                                         $  22,543
                                                         =========

                   CENTRAL FREIGHT LINES, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -continued
           (Thousands of dollars, except share and per share amounts)

 (14) Cash Flow Information

     Short-term interest-bearing instruments with maturities of three months or less at the date of purchase are considered cash equivalents.

     During 2005, 2004, and 2003, the Company paid cash for interest of $10,072, $7,892, and $9,852, respectively.

     During 2005, 2004, and 2003, the Company paid cash for income taxes of $45, $311, and $132, respectively.

     During 2005, 2004, and 2003, the Company leased certain equipment under capital leases in the amount of $11,231, $14,938, and $5,672, respectively.

     During 2005 and 2004, the Company had non-cash reduction of properties held for sale of $252 and $302, respectively, which were accounted for as a reduction of the related party financing.

(15) Contingencies

     The Company is involved in certain claims and pending litigation arising from the normal conduct of business. Based on the present knowledge of the facts, management believes the resolution of the claims and pending litigation will not have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.

     In June and July 2004, three stockholder class actions were filed against the Company and certain of its officers and directors. The class actions were filed in the United States District Court - Western District of Texas and generally allege that false and misleading statements were made in the initial public offering registration statement and prospectus, during the period surrounding the initial public offering and up to the press release dated June 16, 2004. The class actions were subsequently consolidated in the United States District Court - Western District of Texas under the title In re: Central Freight Lines Securities Litigation. The Oklahoma Firefighters Pension and Retirement System has been named lead plaintiff in the consolidated action, and a Consolidated Amended Class Action Complaint was filed on May 9, 2005. The Consolidated Amended Class Action Complaint generally alleges that false and misleading statements were made in the Company's initial public offering registration statement and prospectus, during the period surrounding the initial public offering and up to March 17, 2005. On July 8, 2005, the Company responded to the Consolidated Amended Class Action Complaint by filing a motion to dismiss. On August 23, 2005, the lead plaintiff filed its opposition to this motion to dismiss, and on September 12, 2005, the Company filed a response in which it again requested dismissal of the Consolidated Amended Class Action Complaint. At present, this motion is still pending and no hearing date has been set.

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

     On February 1, 2006, a purported derivative action was filed against the Company, by the same plaintiff that filed the actions in the preceding paragraph, as nominal defendant, and against its current directors. This action was filed in the District Court of McLennan County, Texas and generally alleges breach of fiduciary duty and conflicts of interest on the part of the directors in connection with their approval of the pending merger transaction with North American Truck Lines, LLC. The purported derivative action seeks declaratory, injunctive, and other relief preventing consummation of the pending merger transaction.

                   CENTRAL FREIGHT LINES, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -continued
           (Thousands of dollars, except share and per share amounts)

     On January 20, 2006, a lawsuit was filed against the Company, and certain of the Company's officers, directors, and former directors. This action was filed in the District Court of McLennan County, Texas. The lawsuit also includes a purported derivative action on behalf of the Company and its stockholders against the officers, directors, and former directors, generally alleging breach of fiduciary duty, fraud, bad faith, and conspiracy.

     The Company does not believe there is any factual or legal basis for the allegations against the Company, and the Company intends to vigorously defend itself against these lawsuits. The Company has informed its insurance carrier and has retained outside counsel to assist in the Company's defense. Although it is not possible at this time to predict the litigation outcome of these cases, the Company expects to prevail. However, an adverse litigation outcome could be material to the Company's consolidated financial position or results of operations. As a result of the uncertainty regarding the outcome of this matter, no provision has been made in the consolidated financial statements with respect to this contingent liability.

     The Company is subject to loss contingencies pursuant to federal, state, and local environmental regulations dealing with the transportation, storage, presence, use, disposal, and handling of hazardous materials, discharge of storm water and fuel storage tanks. Environmental liabilities, including remediation costs, are accrued when amounts are probable and can be reasonably estimated.

(16) Related-Party Transactions

     During the years ended December 31, 2005, 2004, and 2003, the Company incurred approximately $14,627, $14,571, and $18,582, respectively, for transportation services provided by companies for which the Company's principal stockholder was the former Chairman of one of the companies. At December 31, 2005, and 2004, the Company had payables of $737 and $988, respectively, for these transportation services.

     During the years ended December 31, 2005, 2004, and 2003, the Company incurred $305, $274 and $12, respectively, to an entity owned by a stockholder of the Company for legal services. The Company also paid $525 for legal services in 2003, which are related to the initial public offering and accounted for as a reduction of proceeds.

                   CENTRAL FREIGHT LINES, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -continued
           (Thousands of dollars, except share and per share amounts)

     During the year ended December 31, 2003, the Company had tire sales of approximately $962 to an affiliate. In 2004 and 2005, the Company did not have any transactions of this nature.

     See also notes 4, 7, 8, and 13 for additional disclosures regarding related party transactions.

(17) Loss per Share and Pro Forma Income Per Share

                                            2005         2004       2003
                                         ---------   ---------- ----------
Net (loss) income:
 Net loss........................       $ (39,483)   $ (22,848) $   (5,905)
                                         =========    =========
 Pro forma federal tax adjustment
(unaudited)                                                         14,268
                                                                 ----------
 Pro forma net income from
  continuing operations (unaudited)                                  8,363
 Loss from discontinued operations                                  (8,341)
                                                                ----------
 Pro forma net income (unaudited)                               $       22
                                                                ==========
Shares:
 Basic shares (weighted-average shares
  outstanding)..................        18,230,099   17,970,595 11,162,814
 Stock options..................                 -            -    935,124
 Other..........................                 -            -      4,796
                                       -----------   ---------- ----------
 Diluted shares.................        18,230,099   17,970,595 12,102,734
                                        ==========   ========== ==========
 Net loss per share:
    Basic                                $   (2.17)      (1.27)          -
    Diluted                              $   (2.17)      (1.27)          -

Pro forma basic income per share
  (unaudited)...................                                 $    0.00
Pro forma diluted income per share
 (unaudited)....................                                 $    0.00



     For the year ended December 31, 2005 and 2004, the Company had 1,426,245 and 1,328,868 stock options that were anti-dilutive, respectively. There were no anti-dilutive options in 2003. As a result, the assumed shares under the treasury stock method related to anti-dilutive options have been excluded from the calculation of diluted loss per share.

                   CENTRAL FREIGHT LINES, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -continued
           (Thousands of dollars, except share and per share amounts)

(18) Pro Forma C Corporation Data (unaudited)

     On November 1, 2003, the Company converted from an S corporation to a C corporation for federal income tax purposes. The unaudited pro forma C corporation data for the year ended December 31, 2003 are based on the historical consolidated statement of operations and gives effect to pro forma income taxes as if the Company was a C corporation for the year presented.

 (19) Valuation and Qualifying Accounts

                                      Balance at Charged to           Balance at
                                       Beginning  Costs and    Net      End of
                                         of Year   Expenses  Writeoffs    Year
                                         -------   --------  ---------    ----
Allowance for doubtful accounts
 Year ended December 31, 2005.......    $  3,567  $   3,155 $      364  $  6,358
 Year ended December 31, 2004.......       2,452      1,669        554     3,567
 Year ended December 31, 2003.......       2,294        876        718     2,452
Allowance for revenue adjustments
 Year ended December 31, 2005.......    $  4,287  $   9,841 $    9,732  $  4,396
 Year ended December 31, 2004.......       2,901     11,355      9,969     4,287
 Year ended December 31, 2003.......       2,850     12,356     12,305     2,901

                                      Balance at Charged to           Balance at
                                       Beginning  Costs and   Claims    End of
                                         of Year   Expenses     Paid      Year
                                         -------   --------     ----      ----
Cargo claims accruals
 Year ended December 31, 2005......  $   5,457  $  13,127  $  13,866 $    4,718
 Year ended December 31, 2004......      3,788     19,423     17,754      5,457
 Year ended December 31, 2003......      4,039     10,326     10,577      3,788
Insurance accruals
 Year ended December 31, 2005......  $  19,624  $  37,575  $  34,475 $   22,724
 Year ended December 31, 2004......     16,979     32,781     30,136     19,624
 Year ended December 31, 2003......     14,717     28,949     26,687     16,979

(20) Subsequent Events

(a) Pending Merger with North American Truck Lines, LLC

     On January 30, 2006, the Company announced that it had entered into an Agreement and Plan of Merger (the "Merger Agreement"), with North American Truck Lines, LLC, a Nevada limited liability company ("NATL"), and Green Acquisition Company, a Nevada corporation ("Purchaser"), pursuant to which Purchaser will merge with and into the Company (the "Merger"), with the Company continuing as the surviving corporation. Purchaser is a wholly-owned subsidiary of NATL. Both Purchaser and NATL are controlled by Mr. Jerry Moyes.

     Pursuant to the Merger Agreement, at the effective time of the Merger, all of the Company's stockholders, other than Mr. Moyes and certain Moyes family trusts will receive cash, from the Purchaser, in an amount equal to $2.25 per share of the Company's common stock. Holders of options with an exercise price below $2.25 will receive the difference between the exercise price and $2.25 multiplied by the number of shares of common stock subject to that option. Holders of options with an exercise price above $2.25 will receive $0.01 multiplied by the number of shares of common stock subject to that option.

                   CENTRAL FREIGHT LINES, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -continued
           (Thousands of dollars, except share and per share amounts)


     The Merger is subject to a number of conditions, including approval of the Merger Agreement and Merger by holders of a majority of the outstanding shares of common stock held by the Company's stockholders other than Mr. Moyes and certain Moyes family trusts and resolution of pending stockholder litigation.

     The Company may terminate the Merger Agreement under certain circumstances, including if its board of directors determines in good faith that it has received an unsolicited bona fide "superior proposal," as defined in the Merger Agreement, and otherwise complies with certain terms of the Merger Agreement. In connection with such termination, the Company must pay a fee of $1,000 to Purchaser and reimburse Purchaser's expenses up to $500.

(b) Terminal Sales

     In January 2006, the Company sold its terminal in Portland, Oregon to Con-Way Transportation Services. Following the sale, the Company may lease up to 30 freight doors from Con-Way. In February 2006, the Company realized net proceeds from the sale of $3,337, reported a gain on sale of $1,944 and paid off a related mortgage of $4,690.

     In January 2006, the Company entered into an agreement with Old Dominion Freight Lines with respect to the sale of its dormant terminal located in Phoenix, AZ. The Company expects net proceeds from the sale of approximately $3,000. In December 2005, the Company wrote down the net book value of this terminal to reflect the selling price. The amount of the write down was $396.

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

10.2(b)+ Form of Stock Option  Agreement.  (Incorporated by reference to Exhibit
     10.28 to the Company's Report on Form 10-Q for the quarterly period ended July 2, 2005.)

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

10.4(c)* First  Amendment to First  Amended and Restated  Revolving  Credit Loan
     Agreement, dated July 28, 2004, by and between Central Freight Lines, Inc., a Texas corporation, and SunTrust Bank, a Georgia state banking corporation. (Incorporated by reference to Exhibit 10.4(c) to the Company's Report on Form 10-K for the year ended December 31, 2004.)

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

10.7(a) Loan Agreement  dated April 30, 2002, by and among Central  Receivables,
     Inc., a Nevada corporation, Three Pillars Funding Corporation, a Delaware corporation, and Suntrust Capital Markets, Inc., a Tennessee corporation, as agent. (Incorporated by reference to Exhibit 10.8(a) to the Company's Registration Statement on Form S-1 No. 333-109068.)

10.7(b) First  Amendment to Loan  Agreement  dated April 29, 2003,  by and among
     Central Receivables, Inc., a Nevada corporation, Three Pillars Funding Corporation, a Delaware corporation, and SunTrust Capital Markets, Inc., a Tennessee corporation, as agent. (Incorporated by reference to Exhibit 10.8(b) to the Company's Registration Statement on Form S-1 No. 333-109068.)

10.8 Receivables Purchase Agreement dated April 30, 2002, by and between Central Freight Lines, Inc., a Texas corporation, and Central Receivables, Inc., a Nevada corporation. (Incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-1 No. 333-109068.)

10.9 Second Amended and Restated Master Lease Agreement - Parcel Group A dated February 20, 2003 by and between Southwest Premier Properties, L.L.C., a Texas limited liability company, and Central Freight Lines, Inc., a Texas corporation. (Incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1 No. 333-109068.)

10.10 Second Amended and Restated Master Lease Agreement - Parcel Group B dated February 20, 2003 by and between Southwest Premier Properties, L.L.C., a Texas limited liability company, and Central Freight Lines, Inc., a Texas corporation. (Incorporated by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-1 No. 333-109068.)

10.11 Amended and Restated Lease dated February 20, 2003 by and between JVM Associates and Central Freight Lines, Inc., a Texas corporation. (Incorporated by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-1 No. 333-109068.)

10.12 Amended and Restated Lease dated February 20, 2003 by and between Jerry and Vickie Moyes and Central Freight Lines, Inc., a Texas corporation. (Incorporated by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-1 No. 333-109068.)

10.13 Amended and Restated Lease dated February 20, 2003 by and between Jerry and Vickie Moyes and Central Freight Lines, Inc., a Texas corporation. (Incorporated by reference to Exhibit 10.14 to the Company's Registration Statement on Form S-1 No. 333-109068.)

10.14+  Employment  Agreement  dated  January 7, 2002,  by and  between  Central
     Freight Lines, Inc., a Texas corporation, and Robert V. Fasso. (Incorporated by reference to Exhibit 10.15 to the Company's Registration Statement on Form S-1 No. 333-109068.)

10.15+  Employment  Offer  Letter to  Jeffrey A.  Hale,  dated June 7, 2002,  by
     Central Freight Lines, Inc. (Incorporated by reference to Exhibit 10.19 to the Company's Registration Statement on Form S-1 No. 333-109068.)

10.16(a) Indemnification Agreement, effective as of December 31, 2002, by and between Central Freight Lines, Inc., a Texas corporation, and Central Refrigerated Service, Inc., a Nebraska corporation. (Incorporated by reference to Exhibit 10.23(a) to the Company's Registration Statement on Form S-1 No. 333-109068.)

10.16(b)  Amendment  Number One to  Indemnification  Agreement  effective  as of
     December 31, 2002,  by and between  Central  Freight  Lines,  Inc., a Texas
     corporation,   and  Central   Refrigerated   Service,   Inc.,   a  Nebraska
     corporation. (Incorporated by reference to Exhibit 10.23(b) to the Company's Registration Statement on Form S-1 No. 333-109068.)

10.17+  Employment  Offer  Letter to Walt  Ainsworth,  dated July 15,  2004,  by
     Central Freight Lines, Inc. (Incorporated by reference to Exhibit 10.24 to the Company's Report on Form 10-K for the year ended December 31, 2004.)

10.18(a) Amended and Restated Credit Agreement, dated March 24, 2005, by and among the Financial Institutions named Therein as the Lenders, Bank of America, N.A. as the Agent, and Central Freight Lines, Inc., a Texas corporation, as the Borrower. (Incorporated by reference to Exhibit 10.26 to the Company's Report on Form 10-Q for the quarterly period ended April 2, 2005.)

10.18(b) First Amendment to Amended and Restated Credit Agreement, dated May 12,
     2005, by and among Central Freight Lines, Inc., a Texas corporation, Required Lenders under the Credit Agreement, Bank of America, N.A., in its capacity as Agent for Lenders under the Credit Agreement. (Incorporated by reference to Exhibit 10.27 to the Company's Report on Form 10-Q for the quarterly period ended April 2, 2005.)

10.18(c)* Second  Amendment  to Amended and  Restated  Credit  Agreement,  dated
     November 9, 2005, by and among Central Freight Lines, Inc., a Texas corporation, Required Lenders under the Credit Agreement, Bank of America, N.A., in its capacity as Agent for Lenders under the Credit Agreement.

10.19 Obligation Guaranty dated January 31, 2005, by Central Freight Lines, Inc., a Nevada corporation, for the benefit of Bank of America, N.A., in its capacity as Agent for the benefit of the Lenders. (Incorporated by reference to Exhibit 10.25 to the Company's Current Report on Form 8-K filed on February 4, 2005.)

10.20 Form of Director Indemnification Agreement.  (Incorporated by reference to
     Exhibit 10.29 to the Company's Report on Form 10-Q for the quarterly period ended October 1, 2005.)

11.1 Schedule of Computation of Net Income Per Share (Incorporated by reference to Note 17, Loss Per Share, in the Notes to Consolidated Financial Statements contained in this Report on Form 10-K.)

21.1* Subsidiary of Central Freight Lines, Inc., a Nevada corporation.

23.1* Consent of McGladrey & Pullen LLP.

23.2* Consent of KPMG LLP.

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

                                                               EXHIBIT 10.18(C)

            SECOND AMENDMENT TO AMENDED AND RESTATED CREDIT AGREEMENT

     This SECOND AMENDMENT TO AMENDED AND RESTATED CREDIT AGREEMENT (this "Amendment") is entered into as of November 9, 2005, among CENTRAL FREIGHT LINES, INC., a Texas corporation ("Borrower"), Required Lenders under the Credit Agreement, BANK OF AMERICA, N.A., in its capacity as Agent for Lenders under the Credit Agreement (the "Agent"), and the Parent under the Credit Agreement (hereinafter defined).

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

------------------------------------------------------------ ---------------------------------------------------------
                    Fiscal Month Ending                                Minimum Year-to-Date Adjusted EBITDA
------------------------------------------------------------ ---------------------------------------------------------
                        June, 2005                                                    ($1,000,000)
------------------------------------------------------------ ---------------------------------------------------------
                        July, 2005                                                       $350,000
------------------------------------------------------------ ---------------------------------------------------------
                       August, 2005                                                    $2,727,000
------------------------------------------------------------ ---------------------------------------------------------
                      September, 2005                                                  $5,179,000
------------------------------------------------------------ ---------------------------------------------------------
                       October, 2005                                                   $7,249,000
------------------------------------------------------------ ---------------------------------------------------------
                      November, 2005                                                   $8,503,000
------------------------------------------------------------ ---------------------------------------------------------
                      December, 2005                                                  $10,254,000
------------------------------------------------------------ ---------------------------------------------------------
                       January, 2006                                                  $13,103,000
------------------------------------------------------------ ---------------------------------------------------------
                      February, 2006                                                  $14,973,000
------------------------------------------------------------ ---------------------------------------------------------
                        March, 2006                                                   $15,726,000
------------------------------------------------------------ ---------------------------------------------------------
                        April, 2006                                                   $18,758,000
------------------------------------------------------------ ---------------------------------------------------------
                         May, 2006                                                    $20,740,000
------------------------------------------------------------ ---------------------------------------------------------

     (b)  Commencing  on and after the  earlier of:  (i) August  15,  2006,  and
(ii) the delivery of the June, 2006 quarterly financial statements in compliance with Section 5.2(b), the Borrower will maintain a Fixed Charge Coverage Ratio for each period of four consecutive fiscal quarters ended on the last day of each fiscal quarter of not less than 1.0 to 1.0.

     (c) Notwithstanding anything set forth above to the contrary, Borrower shall not be required to comply with either covenant set forth in (a) or (b) above if Availability (plus any amount deducted from the Borrowing Base pursuant to clause (b) of the definition of Borrowing Base) ("Adjusted Availability") has exceeded $10,000,000 for at least 60 consecutive days, and (ii) Adjusted Availability is not again less than $10,000,000 on any day following such 60-day period.
     (d) For purposes of this Section 7.23, on any date that compliance hereunder is required with respect to Borrower's Adjusted EBITDA or Fixed Charge Coverage Ratio, compliance shall commence on such date with reference to the most recently reported monthly or quarterly financial information, as the case may be." The definition of "Borrowing Base" set forth in Annex A to the Credit Agreement shall be amended in its entirety to read as follows: "Borrowing Base" means, at any time, an amount equal to (a) the sum of (A) up to eighty-five percent (85%) of the Net Amount of Eligible Accounts; plus (B) the sum of (i) up to eighty-five percent (85%) of the Net Orderly Liquidation Value of Eligible Rolling Stock adjusted for monthly depreciation and for any dispositions of Rolling Stock, and (ii) up to eighty-five percent (85%) of the cost of Eligible Rolling Stock acquired after the Closing Date and before the Effective Date (as defined in Second Amendment to the Amended and Restated Credit Agreement dated as of November 9, 2005 between Borrower and Required Lenders) (excluding sales tax, delivery charges or other soft costs) and adjusted for monthly depreciation, but in no event shall the sum of (i) and (ii) exceed 90% of the net book value of such Eligible Rolling Stock; minus (b) $10,000,000, minus (c) Reserves from time to time established by the Agent in its reasonable credit judgment; provided that the aggregate Revolving Loans advanced against Eligible Rolling Stock shall not exceed the Maximum Rolling Stock Loan Amount, and provided further that the aggregate Revolving Loans advanced against Eligible Unbilled Accounts shall not exceed $5,000,000. For the purposes hereof, depreciation shall be calculated based upon the average remaining life of the Eligible Rolling Stock as shown on the then most recent appraisal."

Exhibit B, "Form of Borrowing Base Certificate" shall be amended in its entirety to read as Exhibit B attached hereto. Conditions.

     (a) Notwithstanding any contrary provision, this Amendment is not effective until the date (the "Effective Date") upon which (i) the representations and warranties in this Amendment are true and correct; (ii) after giving effect to this Amendment, no Default or Event of Default has occurred and is continuing under the Credit Agreement; and (iii) the Agent has received counterparts of this Amendment executed by Borrower, Parent, and Required Lenders.

     (b) Borrower shall have paid to Agent for the benefit of Lenders an amendment fee as set forth in the Fee Letter dated the date hereof among Borrower, Parent, Agent, and Lenders, in immediately available funds.

     (c) Borrower and Parent shall deliver to Agent such other agreements, documents, instruments, opinions, certificates, and evidences as the Agent or Required Lenders may reasonably request.

Acknowledgment and Ratification. As a material inducement to the Agent and Lenders to execute and deliver this Amendment, Borrower and Parent (a) consent to the agreements in this Amendment and (b) agree and acknowledge that the execution, delivery, and performance of this Amendment shall in no way release, diminish, impair, reduce, or otherwise affect the respective obligations of Borrower or Parent under their respective Loan Documents, which Loan Documents shall remain in full force and effect, and all Liens, guaranties, and rights thereunder are hereby ratified and confirmed and shall secure the Obligations. Notwithstanding anything to the contrary set forth in any other Loan Document and in furtherance of the acknowledgements and ratifications set forth herein, Borrower agrees that Agent may, at Borrower's expense, at any time and from time to time, take such steps as Agent deems advisable or necessary to perfect or maintain perfection of, the liens in any and all of the Collateral.

Representations. As a material inducement to Lenders to execute and deliver this Amendment, Borrower and Parent represent and warrant to Lenders (with the knowledge and intent that Lenders are relying upon the same in entering into this Amendment) that as of the Effective Date and as of the date of execution of this Amendment, (a) all representations and warranties in the Loan Documents are true and correct in all material respects as though made on the date hereof, except to the extent that (i) any of them speaks to a different specific date or
(ii) the facts on which any of them were based have been changed by transactions contemplated or permitted by the Credit Agreement, or (iii) any of them is waived herein and (b) no Default or Event of Default exists other than as waived herein.

Expenses. Borrower agrees to pay all reasonable costs, fees, and expenses paid or incurred by Agent in connection with this Amendment, including, without limitation, attorney fees of Agent in connection with the negotiation,
preparation,   delivery,  and  execution  of  this  Amendment  and  any  related documents.

Miscellaneous
This Amendment is a "Loan Document" referred to in the Credit Agreement, and the provisions relating to Loan Documents in Article 13 of the Credit Agreement are incorporated in this Amendment by reference. Unless stated otherwise (a) the singular number includes the plural and vice versa and words of any gender include each other gender, in each case, as appropriate, (b) headings and captions may not be construed in interpreting provisions, (c) this Amendment must be construed, and its performance enforced, under Texas law, (d) if any part of this Amendment is for any reason found to be unenforceable, all other portions of it nevertheless remain enforceable, and (e) this Amendment may be executed in any number of counterparts with the same effect as if all signatories had signed the same document, and all of those counterparts must be construed together to constitute the same document. The Loan Documents shall remain unchanged and in full force and effect, except as provided in this Amendment, and are hereby ratified and confirmed. On and after the Effective Date, all references to the "Credit Agreement" shall be to the Credit Agreement as herein amended. The execution, delivery, and effectiveness of this Amendment shall not, except as expressly provided herein, operate as a waiver of any rights of Lenders under any Loan Document, nor constitute a waiver under any of the Loan Documents. ENTIRE AGREEMENT. THIS AMENDMENT REPRESENTS THE FINAL AGREEMENT BETWEEN THE PARTIES ABOUT THE SUBJECT MATTER OF THIS AMENDMENT AND MAY NOT BE CONTRADICTED BY EVIDENCE OF PRIOR, CONTEMPORANEOUS, OR SUBSEQUENT ORAL AGREEMENTS OF THE PARTIES. THERE ARE NO UNWRITTEN ORAL AGREEMENTS BETWEEN THE PARTIES.

Parties. This Amendment binds and inures to Borrower, Parent, Agent, Lenders, and their respective successors and assigns.

The parties hereto have executed this Amendment in multiple counterparts to be effective as of the Effective Date.

                     Remainder of Page Intentionally Blank.
                           Signature Pages to Follow.

BANK OF AMERICA, N.A.,
as Agent and a Lender


By:      /s/ Joy L. Bartholomew
         Joy L. Bartholomew
         Senior Vice President

TEXTRON FINANCIAL CORPORATION,
as a Lender


By:      /s/ Robert J. Dysart, Jr.
         Name: Robert J. Dysart, Jr.
         Title: Senior Account Executive

                                    BORROWER:

                          CENTRAL FREIGHT LINES, INC.,
                        a Texas corporation, as Borrower


                                By: /s/ Jeff Hale
                                 Name: Jeff Hale
                                   Title: CFO

                                   GUARANTOR:

                          CENTRAL FREIGHT LINES, INC.,
                         a Nevada corporation, as Parent



                                By: /s/ Jeff Hale
                                 Name: Jeff Hale
                                   Title: CFO

                                                                    EXHIBIT 21.1

                          Subsidiary of the Registrant


                                                State or Jurisdiction of
         Name of Subsidiary                   Incorporation or Organization
         ------------------                   -----------------------------

         Central Freight Lines, Inc.                     Texas

                                                                    EXHIBIT 23.1



            Consent of Independent Registered Public Accounting Firm
            --------------------------------------------------------



To the Board of Directors and Stockholders
Central Freight Lines, Inc.:


We consent to the incorporation by reference in Registration Statements (Nos. 333-111795, 333-114721, and 333-118032) on Form S-8 of Central Freight Lines,
Inc. of our report dated April 4, 2006, relating to our audit of the consolidated financial statements, which appear in this Annual Report on Form 10-K of Central Freight Lines, Inc. for the year ended December 31, 2005.


McGladrey & Pullen,  LLP

April 14, 2006

                                                                    EXHIBIT 23.2


            Consent of Independent Registered Public Accounting Firm
            --------------------------------------------------------





The Board of Directors


Central Freight Lines, Inc.:





We consent to the incorporation by reference in the registration statements on Form S-8 (Nos. 333-111795, 333-114721 and 333-118032) of our report dated March
30, 2005, with respect to the consolidated balance sheet of Central Freight Lines, Inc. and subsidiaries as of December 31, 2004, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2004, which report appears in the December 31, 2005, annual report on Form 10-K of Central Freight Lines, Inc.








KPMG LLP


Dallas, Texas


April 12, 2006

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

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

Date:    April 14, 2006

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

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

Date:    April 14, 2006

                                                     /s/ Jeffrey A. Hale
                                                     Jeffrey A. Hale
                                                     Chief Financial Officer

                                                                   EXHIBIT 32.1
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Annual Report of Central Freight Lines, Inc. (the "Company") on Form 10-K for the period ended December 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert V. Fasso, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                                                     /s/ Robert V. Fasso
                                                     Robert V. Fasso
                                                     Chief Executive Officer
                                                     April 14, 2006

                                                                    EXHIBIT 32.2


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Annual Report of Central Freight Lines, Inc. (the "Company") on Form 10-K for the period ended December 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jeffrey A. Hale, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(3) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(4) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                                                     /s/ Jeffrey A. Hale
                                                     Jeffrey A. Hale
                                                     Chief Financial Officer
                                                     April 14, 2006