Form 10-Q
period 2006-04-01
CENTRAL FREIGHT LINES INC
filed 2006-05-16
CIK 1085636

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    Form 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 1, 2006

                                       or
/ /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

      For the transition period from ________________ to ________________.

                        Commission file number 000-50485
                           Central Freight Lines, Inc.
             (Exact name of registrant as specified in its charter)

                 Nevada                            74-2914331
                 ------                            ----------

        (State or other jurisdiction of           (I.R.S. Employer
        incorporation or organization)           Identification No.)

             5601 West Waco Drive, Waco, TX          76710
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

The number of shares of common stock outstanding at May 5, 2006 was 18,294,454.


                           Central Freight Lines, Inc.
                                    Form 10-Q
                        Three Months Ended April 1, 2006




                                Table of Contents

                                                                                                       Page Number

Part I. Financial Information

         Item 1.  Financial Statements

             Consolidated Balance Sheets as of April 1, 2006 (unaudited) and December 31, 2005                 3

             Consolidated Statements of Operations (unaudited) for the Three Months
                        Ended  April 1, 2006 and April 2, 2005                                                 4

             Consolidated Statements of Cash Flows  (unaudited) for the Three Months
                   Ended April 1, 2006 and April 2, 2005                                                       5

             Notes to Consolidated Financial Statements (unaudited)                                            6

         Item 2. Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                                      16

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                  27

         Item 4.  Controls and Procedures                                                                     27

Part II.  Other Information

         Item 1.  Legal Proceedings                                                                           28

         Item 1A. Risk Factors                                                                                29

         Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                                 29

         Item 3.  Defaults Upon Senior Securities                                                             29

         Item 4.  Submission of Matters to a Vote of Security Holders                                         29

         Item.5.  Other Information                                                                           29

         Item 6.  Exhibits                                                                                    30

         Signatures                                                                                           31





                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                   CENTRAL FREIGHT LINES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                       April 1, 2006 and December 31, 2005
                  (Unaudited, in thousands, except share data)

                                                                                          2006
                        Assets                                                         (Unaudited)             2005
                                                                                  -------------------   ----------------
Cash and cash equivalents                                                        $            105      $         348
Accounts receivable, less allowance for doubtful accounts and revenue
 adjustments of $10,495 in 2006 and $10,754 in 2005                                        37,808             41,944
Other current assets                                                                       10,833              9,184
Assets held for sale                                                                          ---              3,370
Deferred income taxes                                                                       4,866              5,105
                                                                                   -------------------   ----------------
         Total current assets                                                              53,612             59,951
Property and equipment, net                                                               100,708            111,349
Other assets                                                                                3,147              3,531
                                                                                   -------------------   ----------------
         Total assets                                                            $        157,467       $    174,831
                                                                                   ===================   ================
                        Liabilities and stockholders' equity
Liabilities:

Current maturities of long-term debt                                             $         10,532       $      8,809
Short-term notes payable                                                                    7,184             12,184
Trade accounts payable                                                                     17,312             17,485
Trade accounts payable-related parties                                                        675                737
Accrued expenses                                                                           29,291             25,755
                                                                                    -------------------   ----------------
         Total current liabilities                                                         64,994             64,970

Long-term debt, excluding current maturities                                               14,495             22,317
Related party financing                                                                    22,600             22,600
Deferred income taxes                                                                       4,866              5,105
Claims and insurance accruals and other liabilities                                        12,337             11,453
                                                                                    -------------------   ----------------
         Total liabilities                                                                119,292            126,445
                                                                                    -------------------   ----------------

Commitments and contingencies

Stockholders' equity:
Preferred stock; $0.001 par value per share; 10,000,000 shares authorized,
   none issued or outstanding                                                                 ---                ---
Common Stock; $0.001 par value per share; 100,000,000 shares authorized,
  18,294,454 and 18,293,892 shares issued and outstanding as of
  April 1, 2006 and December 31, 2005                                                          18                 18
Additional paid-in capital                                                                109,729            109,759
Unearned compensation                                                                        ---                (160)
Accumulated deficit                                                                       (71,572)           (61,231)
                                                                                    -------------------   ----------------
         Total stockholders' equity                                                        38,175             48,386
                                                                                    -------------------   ----------------
Total liabilities and stockholders' equity                                       $        157,467        $   174,831
                                                                                    ===================   ================
      See accompanying notes to consolidated financial statements (unaudited).

                   CENTRAL FREIGHT LINES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (Unaudited, in thousands, except per share data)

                                                                                                          Three months ended
                                                                                                   --------------------------------
                                                                                                       April 1,         April 2,
                                                                                                        2006             2005
                                                                                                   ---------------  ---------------
Operating revenues                                                                                 $       78,933   $       89,322
                                                                                                   ---------------  ---------------
Operating expenses:
  Salaries, wages and benefits                                                                             46,414           50,964
  Purchased transportation                                                                                  8,557            8,818
  Purchased transportation - related parties                                                                1,566            3,471
  Operating and general supplies and expenses                                                              20,671           20,605
  Operating and general supplies and expenses - related parties                                                65              162
  Insurance and claims                                                                                      5,323            5,025
  Building and equipment rentals                                                                            1,038            1,019
  Building and equipment rentals - related parties                                                            448              449
  Depreciation and amortization                                                                             4,358            4,904
  Gains on sales of operating assets                                                                       (2,034)             (27)
                                                                                                   ---------------  ---------------
      Total operating expenses                                                                             86,406           95,390
                                                                                                   ---------------  ---------------
      Loss from operations                                                                                 (7,473)          (6,068)
Other expense:
  Interest expense                                                                                         (1,317)            (615)
  Interest expense - related parties                                                                       (1,551)          (1,581)
                                                                                                   ---------------  ---------------

      Loss before income taxes                                                                            (10,341)          (8,264)

Income taxes:
Income tax benefit                                                                                            ---              ---
                                                                                                   ---------------  ---------------

Net loss                                                                                           $      (10,341)   $      (8,264)
                                                                                                   ===============  ===============
Net loss per share:
    Basic                                                                                          $        (0.57)           (0.45)
    Diluted                                                                                                 (0.57)           (0.45)

Weighted average outstanding shares:
    Basic                                                                                                  18,288           18,192
    Diluted                                                                                                18,288           18,192


See accompanying notes to consolidated financial statements
(unaudited).


                   CENTRAL FREIGHT LINES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               Three Months Ended April 1, 2006 and April 2, 2005
                            (Unaudited, in thousands)

                                                                                      2006                 2005
                                                                                -----------------    -----------------
Cash flows from operating activities:
     Net loss                                                                   $   (10,341)          $   (8,264)
     Adjustments to reconcile net loss to
       net cash provided by (used in) operating activities:
         Bad debt expense                                                                88                  611
         Equity in loss of affiliate                                                    ---                   (2)
         Depreciation and amortization                                                4,358                4,904
         Amortization of deferred financing fees                                        374                   44
         Gains on sales of operating assets                                          (2,034)                 (27)
         Decrease in unearned compensation                                              ---                   27
         Stock-based compensation expense                                               111                  ---
         Change in operating assets and liabilities:
              Accounts receivable                                                     4,048               (2,071)
              Other assets                                                           (1,649)              (2,760)
              Trade accounts payable                                                   (173)              (5,372)
              Trade accounts payable - related parties                                  (62)                 549
              Claims and insurance accruals                                            (853)                (505)
              Accrued expenses and other liabilities                                  5,282                8,252
                                                                                -----------------    -----------------
                  Net cash used in operating activities                                (851)              (4,614)
                                                                                -----------------    -----------------

Cash flows from investing activities:
     Additions to property and equipment                                               (387)              (1,078)
     Proceeds from sale of property and equipment                                    12,084                  451
     Cash paid for acquisition of business                                             (135)                 ---
                                                                                -----------------    -----------------
                  Net cash provided by (used in) investing activities                11,562                 (627)
                                                                                -----------------    -----------------

Cash flows from financing activities:
     Restricted Cash                                                                    ---               20,825
     Proceeds from long-term debt                                                       ---                  779
     Repayments of long-term debt                                                    (6,108)              (2,158)
    (Repayments of) proceeds from short-term debt                                    (4,865)              13,473
     Repayment of securitization facility                                               ---              (27,300)
     Stock transactions                                                                  19                   51
     Payment of deferred financing fees                                                 ---               (1,371)
                                                                                -----------------    -----------------
                  Net cash (used in) provided by financing activities               (10,954)               4,299
                                                                                -----------------    -----------------
                  Net decrease in cash                                                 (243)                (942)
Cash at beginning of period                                                             348                2,144
                                                                                -----------------    -----------------
Cash at end of period                                                           $       105           $    1,202
                                                                                =================    =================
Supplemental disclosure of cash flow information:
    Cash paid for:
                     Interest                                                   $     2,912           $    2,295
                     Income taxes                                               $         6           $      ---

See accompanying notes to consolidated financial statements (unaudited).


                   CENTRAL FREIGHT LINES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                    (In thousands, except per share amounts)

(1) Basis of Presentation

     The accompanying unaudited consolidated financial statements of Central Freight Lines, Inc. and its wholly owned subsidiary (the "Company") have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Quarterly Reports on Form 10-Q and Rule 10-01 of Regulation S-X, and should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2005. Accordingly, significant accounting policies and other disclosures normally provided have been omitted since such information is provided therein.

     In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly our consolidated financial position as of April 1, 2006, the consolidated results of our operations and our consolidated cash flows for the three months ended April 1, 2006 and April 2, 2005. The results of our operations for the three months ended April 1, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

(2) Pending Merger, Liquidity, & Going Concern

     On January 30, 2006, the Company announced that it had entered into an Agreement and Plan of Merger (the "Merger Agreement"), with North American Truck Lines, LLC ("NATL") and Green Acquisition Company ("Green"). Under the Merger Agreement, Green will merge with and into Central (the "Merger"), with the Company continuing as the surviving corporation. Both NATL and Green are controlled by Mr. Moyes (our former Chairman of the Board), with Green being a wholly owned subsidiary of NATL.

     On April 17, 2006, the Company filed a preliminary proxy statement with the Securities and Exchange Commission (the "SEC") for its 2006 Annual Meeting of Stockholders. Once the filing is reviewed and finalized, a definitive proxy statement will be mailed to the Company's stockholders to solicit proxies for voting at the Annual Meeting. According to the filing, the Merger will be submitted to a vote of the Company's stockholders at that Annual Meeting.

     In a press release issued on April 17, 2006 that announced the filing, Bob Fasso, the Company's Chief Executive Officer and President was quoted as saying:
"We are very pleased that this important step has been taken toward completion of the transaction with Jerry Moyes and his companies. We currently believe that the Merger can be completed in July of 2006."

     In the same press release, Jerry Moyes was quoted as saying: "Like Bob, I am pleased that we have taken this additional step forward today. I look forward to completing this transaction as soon as possible."

     The Company's stockholders are urged to read the definitive proxy statement
carefully  when  it  becomes   available   because  it  will  contain  important
information about the Company, the merger transaction, and related matters.

     The Company also announced on April 17, 2006 that it took possession of approximately $5,300 in revenue equipment and began operating that equipment in the Company's fleet on April 15. The revenue equipment was made available to the Company through arrangements facilitated by Mr. Moyes, and is being leased from one of his affiliates on a short-term basis pending completion of the Merger on terms that the Company believes are favorable.

     In January 2006, the Company entered into an agreement with respect to the sale of its dormant terminal in Phoenix, Arizona, which is one of the two terminals for sale. The Company realized net proceeds from this sale of approximately $3,000 in March 2006. Further, in January 2006, the Company sold its Portland, Oregon terminal, and realized net proceeds in February 2006, after paying off the related mortgage, from the sale of approximately $3,300.

                   CENTRAL FREIGHT LINES, INC. AND SUBSIDIARY
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -continued
                    (In thousands, except per share amounts)


     As a result of past negative cash flows and losses, and disregarding planned operational improvements, the Merger and additional sources of liquidity, there is substantial doubt about the Company's ability to continue as a going concern. Management believes the Merger represents the best strategic alternative to address the Company's need for liquidity and capital resources. At April 1, 2006, the Company had approximately $38,200 in stockholders' equity and $47,600 in long-term debt, including current maturities. At the same date, the Company had $5,100 available under its primary credit facility which fluctuates from time-to-time with accounts receivable, payroll, and other items. On May 15, 2006, a third amendment to the Company's primary credit facility was negotiated that increased borrowing capacity by $5,000, subject to certain conditions described in more detail in note 12.

(3) Revenue Recognition

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

(4) Stock-Based Compensation

     The Company has a stock-based employee compensation plan. On January 1, 2006, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123(R), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and restricted stock based on estimated fair values. For periods beginning in fiscal 2006, SFAS No. 123(R) supersedes the Company's previous method of accounting for stock-based compensation under Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees.

     The Company adopted SFAS No. 123(R) using the modified prospective method. Under the modified prospective method, compensation expense is recognized beginning with the effective date based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date. The Company's consolidated financial statements for the three months ended April 1, 2006 reflect the impact of SFAS No. 123(R). In accordance with the modified prospective transition method, the Company's consolidated financial statements for the prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R).

     SFAS No. 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as stock-based compensation expense over the requisite service period in the Company's consolidated financial statements. Prior to the adoption of SFAS No. 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB Opinion No. 25 as allowed under SFAS No. 123. Under the intrinsic value method, stock-based compensation expense was recognized in the Company's consolidated statements of income for stock options because the exercise price of the Company's stock options granted to employees and directors was less than the fair market value of the underlying stock at the date of grant. The total intrinsic value of options exercised was $29 and $0 for the first quarters ended April 2, 2005 and April 1, 2006, respectively.

                   CENTRAL FREIGHT LINES, INC. AND SUBSIDIARY
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -continued
                    (In thousands, except per share amounts)

     As stock-based compensation expense recognized in the accompanying unaudited consolidated statement of income for the three months ended April 1, 2006 is based on awards ultimately expected to vest, it has been reduced for any forfeitures that may have occurred. In the Company's pro forma information required under SFAS No. 123 for the periods prior to fiscal 2006, the Company accounted for stock option forfeitures as they occurred. The Company is not required to adjust the pro forma SFAS No. 123 disclosures.

     Those companies that adopt SFAS No. 123(R) are required to calculate their historical additional paid-in capital pool ("APIC Pool") for the period of 1995 to 2005 at such time that excess tax deficiencies arise in connection with stock-based compensation. Under SFAS No. 123(R), a company may use one of two methods to calculate its historical APIC Pool. A company may elect to calculate its initial pool of excess tax benefits pursuant to the method described in paragraph 81 of SFAS No. 123(R) or pursuant to the method described in FSP No. SFAS 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. Generally, the pool of excess tax benefits that is available to offset future excess tax deficiencies is based on the amounts that would have been recognized under SFAS No. 123 and SFAS No. 123(R) as if the company had always applied those standards for recognition purposes.

     The Company has not yet elected which method it will choose to calculate its historical APIC Pool balance. The Company will elect a method in accordance with the prescribed time limitation for doing so and understands that the election will dictate the treatment of awards vested as of the date of adoption of SFAS No. 123(R) for purposes of updating its APIC Pool post-adoption.

     No unearned compensation is included in stockholders' equity under SFAS No. 123(R) for stock options granted. Rather, such stock options and restricted stock awards and units are included in stockholders' equity under SFAS No. 123(R) when services required from employees and directors in exchange for the awards are rendered and expensed. Upon the adoption of SFAS No. 123(R) on January 1, 2006, the Company reversed the December 31, 2005 $160 unearned compensation balance by a charge to additional paid-in capital.

     Employee and director stock-based compensation expense recognized for stock options, in the accompanying unaudited consolidated statement of income for the three months ended April 1, 2006, was $111. Employee and director stock-based compensation expense recognized in the accompanying unaudited consolidated statement of income for the three months ended April 2, 2005 was $27. As a result of the adoption SFAS No. 123(R), the Company's income before income taxes and net income for the three months ended April 1, 2006 are $85 lower, respectively, than if it had continued to account for share-based compensation under APB Opinion No. 25. The adoption of SFAS No. 123(R) decreased the Company's calculation of basic and diluted earnings per share by approximately $0.005 during the three months ended April 1, 2006.

                   CENTRAL FREIGHT LINES, INC. AND SUBSIDIARY
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -continued
                    (In thousands, except per share amounts)


     Had the Company determined compensation costs based on the estimated fair value at the grant dates for its stock options granted prior to adoption of SFAS No. 123(R), the Company's pro forma net income and earnings per common share for the three months ended April 2, 2005 would have been as follows:

                                                                                                         Three Months Ended
                                                                                                              April 2,
                                                                                                                2005
                                                                                                         -------------------

Net loss, as reported                                                                                    $           (8,264)
Add: Stock-based compensation expenses included in reported net income, net of tax                                       27
Deduct: Total stock-based compensation expenses determined under the fair value method
  for all awards, net of tax                                                                                           (204)
                                                                                                         -------------------
Net loss, pro forma                                                                                      $           (8,441)
                                                                                                         ===================
Loss per common share:
Basic and Diluted - as reported                                                                          $            (0.45)
                                                                                                         ===================
Basic and Diluted - pro forma                                                                            $            (0.46)
                                                                                                         ===================


     The Company will continue to use the Black-Scholes option pricing model for purposes of valuing share-based awards. The Company's determination of fair value of share-based payment awards on the date of grant using the Black-Scholes option pricing model is affected by the Company's stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company's expected price volatility over the term of the awards, the risk-free interest rate and actual and projected employee stock option exercise behaviors. The fair value of options granted was estimated using the following assumptions for 2003, 2004 and 2005 grants to employees: risk-free interest rate of 4.8%, 3.8% and 4.1%, respectively; 0.0%, 6.9% and 37.8% expected volatility, respectively; an expected life of approximately 6.5 years and a zero dividend yield. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because the Company's employee stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management's opinion, the existing valuation models may not provide an accurate measure of the fair value of the Company's employee stock options. Although the fair value of employee stock options is determined in accordance with SFAS No. 123(R) using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction. The Company did not grant any stock options during the three months ended April 1, 2006 and April 2, 2005.

                   CENTRAL FREIGHT LINES, INC. AND SUBSIDIARY
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -continued
                    (In thousands, except per share amounts)

     The following table represents stock option activity for the three months ended April 1, 2006 and April 2, 2005 :

                                          Three Months Ended April 1, 2006         Three Months Ended April 2, 2005
                                          --------------------------------         --------------------------------
                                                      Weighted    Weighted                      Weighted    Weighted
                                          Number of   Average     Average          Number of    Average     Average
                                          Shares      Exercise    Remaining         Shares      Exercise    Remaining
                                                      Price       Contract Life                 Price       Contract Life

Outstanding options at beginning
   of period                               1,426,245     $3.42                      1,328,868   $4.00
Granted                                        ---                                      ---
Exercised                                      ---                                    (7,985)   $2.15
Canceled                                       ---                                      ---
                                            --------                                --------
Outstanding options at end of period       1,426,245     $3.42   4.19 years        1,320,883    $4.01      5.40 years
                                           ---------                               ---------
Outstanding exercisable at end of period   1,130,014    $ 3.85   4.36 years          423,105    $2.44      3.83 years
                                           ---------                               ---------

     Subject to the closing of the pending merger with NATL, the Company will cancel all remaining outstanding stock options and may record the remainder of its unamortized stock-based employee compensation expenses in the second quarter of 2006. This additional expense will be approximately $444.

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

     Under the terms of the agreement, the Company paid approximately $7,000 of the purchase price at closing, an additional $2,273 during 2004 and $174 during 2005. Due to a reduction in the value assigned to the assets purchased, the Company adjusted the purchase price downward by $418 during 2005. The remaining $135 was recorded on the consolidated balance sheet as part of short-term notes payable at December 31, 2005, and was paid in full in the first quarter of 2006.

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

     The following table presents information necessary to calculate basic and diluted loss per share:

                                                                                     Three months ended
                                                                               -------------------------------
                                                                                 April 1,            April 2,
                                                                                  2006                2005

Net loss                                                                       $ (10,341)           $ (8,264)
Weighted average shares outstanding - basic                                       18,288              18,192
Common stock equivalents                                                               -                   -
                                                                               --------------    -------------
Weighted average shares outstanding - diluted                                     18,288              18,192
Basic loss per share                                                               (0.57)              (0.45)
Diluted loss per share                                                             (0.57)              (0.45)
Anti-dilutive unexercised options excluded
        from calculation                                                           1,426               1,321


                   CENTRAL FREIGHT LINES, INC. AND SUBSIDIARY
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -continued
                    (In thousands, except per share amounts)

(7) Debt and Related Party Financing

(a) Long- term Debt

     Long-term debt consists of the following at April 1, 2006 and December 31, 2005:

                                                  2006                      2005
                                                  ----                      ----
         Real estate mortgage notes         $    3,830                 $   8,583
         Capital lease obligations              21,197                    22,543
                                                ------                    ------
                                                25,027                    31,126
         Less:  Current portion                 10,532                     8,809
                                                ------                     -----
                                            $   14,495                 $  22,317
                                                ======                    ======

     On July 13, 2005, the Company completed a mortgage financing secured by three properties. This financing generated approximately $7,900 in net proceeds. The mortgage financing is to be repaid by July 12, 2010 based on a 20 year amortization schedule with an annual interest rate of 9.15%. In January 2006, the Company sold the Portland, Oregon terminal (one of the three properties) and paid off $4,690 of this debt. Total payments per year, after the Portland, Oregon sale, are approximately $400 with a final payment of approximately $3,000.

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

                   CENTRAL FREIGHT LINES, INC. AND SUBSIDIARY
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -continued
                    (In thousands, except per share amounts)

     On January 31, 2005, the Company entered into a four-year senior secured revolving credit facility (as amended on May 15, 2005, November 9, 2005 and May 15, 2006, the "New Credit Facility") with Bank of America, N.A., as Agent, and certain other lenders from time to time party to the New Credit Facility. The New Credit Facility terminates on January 31, 2009. The New Credit Facility replaced both the Securitization Facility and the Amended and Restated SunTrust Facility.

     Subject to the terms of the New Credit Facility, the maximum revolving borrowing limit is the lesser of (a) $60,000, or (b) 85% of the Company's net eligible accounts receivable, plus 85% of the net orderly liquidation value of our eligible rolling stock owned as of January 31, 2005, plus 85% of the cost of eligible rolling stock acquired by the Company between January 31, 2005 and November 9, 2005, minus $5,000. Letters of Credit under the New Credit Facility are subject to a sub-limit of $40,000.

     Borrowings under the New Credit Facility bear interest at the base rate, as defined, plus an applicable margin of 0.00% to 1.00%, or LIBOR plus an applicable margin of 1.50% to 2.75%, based on the average quarterly availability under the New Credit Facility. The effective interest rate at April 1, 2006 was 10.75%. Letters of credit under the New Credit Facility are subject to an applicable letter of credit margin of 1.25% to 2.50%, based on the average quarterly availability under the New Credit Facility. The New Credit Facility also provides for an unused line fee of 0.25% to 0.375%, based on aggregate amounts outstanding.

     The New Credit Facility is secured by substantially all of the Company's assets, other than certain revenue equipment and real estate that is (or may in the future become) subject to other financing.

     The New Credit Facility contains a fee arrangement that if availability is less than $5,000, then the Company will incur a daily charge of $1 for each day that availability is less than $5,000. The New Credit Facility also contains certain restrictions and covenants relating to, among other things, minimum EBITDA levels, fixed charge coverage ratio, cash flow, capital expenditures, acquisitions and dispositions, sale-leaseback transactions, additional
indebtedness,   additional  liens,  dividends  and  distributions,   investment
transactions, and transactions with affiliates. The New Credit Facility includes usual and customary events of default for a facility of this nature and provides that, upon the occurrence and continuation of an event of default, payment of all amounts payable under the New Credit Facility may be accelerated, and the lenders' commitments may be terminated.

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

                   CENTRAL FREIGHT LINES, INC. AND SUBSIDIARY
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -continued
                    (In thousands, except per share amounts)

(c) Related-Party Financing

     In 1998, the Company entered into an agreement with Southwest Premier Properties, L.L.C. ("Southwest Premier"), an entity controlled by the Company's principal stockholder, for the sale and leaseback of the land, structures and improvements of some of the Company's terminals. For financial accounting purposes, this transaction has been accounted for as a financing arrangement. Consequently, the related land, structures and improvements remain on the Company's consolidated balance sheets. The initial lease term is for ten years with an option for an additional ten years at the then fair market rental rate. At the expiration of the original lease term, the Company has an option to purchase all of the properties, excluding certain surplus properties, for the then fair market value.

     Since the fair value of the properties sold and leased back has always equaled or exceeded the proceeds from the financing arrangement, the annual lease payments have been reflected as a cost of the financing and recorded as interest expense. The amount outstanding under the financing agreement was $22,600 at April 1, 2006 and December 31, 2005. If the Company exercises the fair value purchase option, the excess of the amount paid over the recorded financing obligation will be reflected as additional interest expense. If the fair value purchase option is not exercised at the end of the lease term, the excess of the recorded financing obligation over the net book value of the related properties will be reflected as a gain on the financing arrangement.

(8) Income Taxes

     At April 1, 2006 and December 31, 2005, the Company had a federal net operating loss carry forward of approximately $61,822 and $56,001, respectively, available to reduce future taxable income. The net operating loss generated in the 2006 first quarter and all of 2005 amounted to $5,821 and $31,743, respectively, and expires in varying amounts beginning in 2025 if not utilized.

     Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

     Significant management judgment is required in determining the provision for income taxes and in determining whether deferred tax assets will be realized in full or in part. Deferred tax assets and liabilities are measured using enacted tax rates that are expected to apply to taxable income in years in which the temporary differences are expected to be reversed. Under SFAS No. 109 and applicable interpretations, the Company has established a valuation allowance for deferred tax assets. At April 1, 2006 and December 31, 2005, the valuation allowance for deferred tax assets was approximately $24,831 and $19,071, respectively.

                   CENTRAL FREIGHT LINES, INC. AND SUBSIDIARY
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -continued
                    (In thousands, except per share amounts)

(9) Contingencies

     The Company is involved in certain claims and pending litigation arising from the normal conduct of business. Based on the present knowledge of the facts, management believes the resolution of the claims and pending litigation will not have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.

     In June and July 2004, three stockholder class actions were filed against the Company and certain of its officers and directors. The class actions were filed in the United States District Court for the Western District of Texas and generally allege that false and misleading statements were made in the registration statement and prospectus filed in connection with the Company's initial public offering ("IPO"), and thereafter in certain public statements during the first quarter of 2004. The class actions were subsequently consolidated in the United States District Court for the Western District of Texas under the title In re Central Freight Lines Securities Litigation. The Oklahoma Firefighters Pension and Retirement System has been named lead plaintiff in the consolidated action, and a Consolidated Amended Class Action Complaint was filed on May 9, 2005, purportedly on behalf of purchasers of the Company's common stock from December 12, 2003 through March 17, 2005.

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

     On January 20, 2006, a lawsuit was filed against the Company, and certain of our officers, directors, and former directors. This action was filed in the District Court of McLennan County, Texas. The lawsuit includes a purported derivative action on behalf of the Company and its stockholders against the officers, directors, and former directors, generally alleging breach of fiduciary duty, fraud, bad faith, and conspiracy.

     On February 1, 2006, a purported derivative action was filed against the Company, as nominal defendant, and against the Company's current directors, by the same plaintiff that filed one of the derivative actions in April 2004. This action was filed in the District Court of McLennan County, Texas and generally alleges breach of fiduciary duty and conflicts of interest on the part of the directors in connection with their approval of the pending merger transaction with North American Truck Lines, LLC. The purported derivative action seeks declaratory, injunctive, and other relief preventing consummation of the merger.

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

                   CENTRAL FREIGHT LINES, INC. AND SUBSIDIARY
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -continued
                    (In thousands, except per share amounts)

     The Company is subject to loss contingencies pursuant to federal, state, and local environmental regulations dealing with the transportation, storage, presence, use, disposal, and handling of hazardous materials, discharge of storm water and fuel storage tanks. Environmental liabilities, including remediation costs, are accrued when amounts are probable and can be reasonably estimated.

(10) Related-Party Transactions

     During the three months ended April 1, 2006 and April 2, 2005, the Company incurred approximately $1,566 and $3,471, respectively, for transportation services provided by companies for which the Company's principal stockholder was the former Chairman of one of the companies. At April 1, 2006 and December 31, 2005, the Company had payables of $675 and $737, respectively, for these transportation services.

     During the three months ended April 1, 2006 and April 2, 2005, the Company incurred $65 and $162, respectively, of legal services with an entity owned by a stockholder of the Company.

     During the three months ended April 1, 2006 and April 2, 2005, the Company incurred $448 and $449, respectively, for building rental expense with related parties.

      See also note 7(c).

(11) Employee Benefit Plans

     The Company maintains a defined contribution employee retirement plan, which includes a 401(k) option, under which employees are eligible to participate after they complete 90 days of service. Employees are eligible for Company matching contributions after one year of service. The Company's contributions to the plan each year are made at the discretion of the Company's board of directors. For the quarters ended April 1, 2006 and April 2, 2005, the Company's contributions to the plan, including matching 401(k) contributions, were $484 and $519, respectively.

     The Company initiated an Employee Stock Purchase Plan ("the Plan") in August 2004 whose purpose is to allow qualified employees to acquire shares of the Company at a 10% discount to the closing market price as of the end of each calendar month. These shares are issued from authorized but unissued shares of the Company. The Plan qualifies as an Employee Stock Purchase Plan under Section 423 of the Internal Revenue Code of 1986, as amended.One million total shares have been authorized under the Plan. As of April 1, 2006, approximately eighty-six thousand shares have been issued. The Plan is administered and the shares held by Computershare Trust Company, Inc.

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

(12)     Subsequent Events

     On May 15, 2006, the Company entered into a third amendment to its New Credit Facility. This amendment increased borrowing availability by $5,000, subject to a daily fee of $1 when the availability is less than $5,000. The amendment includes a 1.0% early termination fee provision in the event that the New Credit Facility is terminated by the Company prior to May 15, 2007. The amendment modified financial covenants relating to minimum EBITDA levels and minimum fixed charge coverage ratio. The new covenants on minimum EBITDA become effective on April 1, 2006 and the new covenants on minimum fixed charge coverage ratio become effective September 30, 2006.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

     Except for the historical information contained herein, the discussion in this report contains "forward-looking statements," which include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation, and availability of resources. These forward-looking statements include, without limitation, statements regarding expectations as to operational improvements; statements regarding consummation of the merger transaction with North American Truck Lines, LLC; expectations as to cost savings, revenue growth, and earnings; proposed new products and services; expectations that claims, lawsuits, commitments, contingent liabilities, labor negotiations, or agreements, or other matters will not have a materially adverse effect on our consolidated financial position, results of operations, or liquidity; statements concerning projections, predictions, expectations, estimates, or forecasts as to our business, financial, and operational results and future economic performance; and statements of management's goals and objectives, and other similar expressions concerning matters that are not historical facts. Words such as "may," "will," "should," "could," "would," "predicts," "potential," "continue," "expects," "anticipates," "future," "intends," "plans," "believes," "estimates," and similar expressions, as well as statements in future tense, identify forward-looking statements. These statements are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and/or management's good faith belief with respect to future events, and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. Readers should review and consider the factors discussed in "Item 1A - Risk Factors" of our Annual Report on Form 10-K, filed on April 17, 2006, along with the various disclosures by the Company in its press releases, stockholder reports, and filings with the Securities and Exchange Commission. We do not assume, and specifically disclaim, any obligation to update any forward-looking statement contained in this report.

     References in this report to "we," "us," "our," or the "Company" or similar terms refer to Central Freight Lines, Inc. and its operating subsidiary.

Business Overview

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

     We operate 62 terminals in 16 states including: California, Texas, Arizona, New Mexico, Oklahoma, Louisiana, Arkansas, Nevada, Kansas, Missouri, Illinois, Iowa, Tennessee, Mississippi, Oregon, and Washington.

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

Recent Results of Operations and Quarter-End Financial Condition

     For the quarter ended April 1, 2006, we reported a net loss of $10.3 million equal to $(0.57) per diluted share compared to a net loss of $8.3 million for the same period in 2005. The increase in net loss resulted primarily from an 11.6% decline in operating revenues offset by a 9.4% decrease in operating costs as discussed in more detail below in "Results of Operations."

     At April 1, 2006, our consolidated balance sheet reflected $0.1 million in cash, $47.6 million in long-term debt and capital lease obligations, including current portion, and $7.2 million in short-term debt. Stockholders' equity was $38.2 million at April 1, 2006. As of that date, we had approximately $5.1 million in availability under our revolving credit facility with Bank of America, although availability fluctuates from day to day. On May 15, 2006, a third amendment to our revolving credit facility with Bank of America was negotiated that increased our borrowing capacity by $5.0 million, subject to certain conditions described in more detail in note 12 to the unaudited financial statements included in this Form 10-Q.

Customers

     In 2005, our five largest customers were Home Depot, Dell Inc., Wal-Mart Stores, Inc., Tyco International and Sears. These customers together generated approximately 13.6% of our revenue. Our customer contract with Dell, which accounted for approximately 3.8% of our revenue in 2005, expired in June 2005. At that time, we determined that the rates being paid by Dell were inadequate to achieve satisfactory yield, as those rates (a) had been frozen in the period between June 2000 and May 2003, (b) had been reduced by approximately 8.0% in May 2003, and (c) had been reduced by an additional 12.7% in June 2004. Following expiration of the customer contract, we proposed an approximately 30.0% rate increase in our core business with Dell, and opted out of our non-core interline business with Dell, due to unprofitable revenue splits with interline carriers. Historically, the non-core interline business that was discontinued had accounted for approximately 65.0% of revenue from Dell. Our negotiations with Dell continued into November 2005, at which time Dell requested that we take no rate increase. We were unwilling to continue serving Dell on those terms, and we declined further business with Dell in December 2005. As a result of the foregoing, we do not expect that significant revenues will be derived from Dell in the future. The discontinuation of business with Dell had a negative impact on our revenues in the first quarter of 2006 compared to the first quarter of 2005.

Revenues

     Our revenues vary with the revenue per hundredweight we charge to customers and the volume of freight we transport:

o Revenue per hundredweight and revenue per shipment measure the rates we receive from customers and varies with the type of goods being shipped and the distance these goods are transported. Our LTL revenue per hundredweight increased 2.7% from $11.51 in the first quarter of 2005 to $11.82 in the first quarter of 2006, due mainly to increases in fuel surcharge revenue. Our LTL revenue per hundredweight, without fuel surcharge revenue, declined to $10.53 in the first quarter of 2006 from $10.56 in the first quarter of 2005 due to a 7.2% increase in the average weight of LTL shipments. LTL revenue per shipment, without fuel surcharge revenue, increased 6.9% from $97.18 in the first quarter of 2005 to $103.90 in the first quarter of 2006. Effective April 10, 2006, we enacted a general rate increase for customers on our proprietary rate base.

o Volume depends on the number of customers we have, the amount of freight those customers ship, geographic coverage, and the general economy. Our total tonnage decreased by 13.6% from the first quarter of 2005 to the first quarter of 2006 in part due to one less working day in the 2006 first quarter. Total tonnage per day in April 2006 has increased by approximately 6.1% compared to total tonnage per day in the 2006 first quarter.

     Historically, most of our revenue has been generated from transporting LTL shipments from customers within our operating regions. In the first quarter of 2006, approximately 6.1% of our revenue was derived from shipments that originated or terminated in regions outside our network, where a portion of the freight movement was handled by another carrier. We refer to this as "interline freight." Most of this revenue was obtained from carriers with which we maintain transportation alliances. The revenue from interline freight in the first quarter of 2006 was lower compared to the first quarter of 2005, due in large part to our overall decline in business levels and to some extent due to the elimination of interline revenue associated with Dell, a former customer, as discussed under "Customers" above. We do not recognize the portion of revenue (or the associated expenses) that relates to the portion of shipments hauled by our alliance partners. In addition to transportation revenue, we also recognize revenue from fuel surcharges we receive from our customers when the national average diesel fuel price published by the U.S. Department of Energy exceeds prices listed in our contracts and tariffs.

Operating Expenses

    Our major expense categories can be summarized as follows:

     Salaries, wages, and benefits. This category includes compensation for our employees, health insurance, workers' compensation, 401(k) plan contributions, and other fringe benefits. These expenses will vary depending upon several factors, including our efficiency, our experience with health and workers' compensation claims, and increases in health care costs. Under recently adopted accounting rule FAS 123(R), we are now required to expense stock options that were previously granted to key employees with exercise prices at fair market value. Prior to January 1, 2006, these amounts were disclosed in a footnote to the financial statements. This non-cash compensation expense is expected to amount to approximately $111 thousand per quarter in 2006.

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

     Depreciation and amortization. This category relates to owned assets, assets under capitalized leases, and 22 active terminals we lease from Southwest Premier Properties, a related party that are considered to be a financing arrangement.

     Gains on sales of operating assets. This category consists of gains or losses recognized upon the disposal of operating assets - mainly tractors, trailers and occasionally, terminals.

Results of Operations

     The table below sets forth the percentage relationship of the specified items to operating revenues for the periods indicated.

                                                                                               Three months ended
                                                                                            --------------------------
                                                                                              April 1,     April 2,
                                                                                                2006         2005
                                                                                            ------------- ------------

       Operating revenues........................................                               100.0%         100.0%
                                                                                                -----          -----
       Operating expenses:
         Salaries, wages, and benefits...........................                                58.8           57.1
         Purchased transportation................................                                12.8           13.8
         Operating and general supplies and
            Expenses.............................................                                26.3           23.2
         Insurance and claims....................................                                 6.7            5.6
         Building and equipment rentals..........................                                 1.9            1.6
         Depreciation and amortization...........................                                 5.5            5.5
          Gains on sales of operating assets
                                                                                                 (2.5)           0.0
                                                                                                -----           -----
            Total operating expenses (1).........................                               109.5          106.8
                                                                                                -----           -----
       Loss from operations......................................                                (9.5)          (6.8)
       Interest expense..........................................                                (3.6)          (2.5)
                                                                                                -----           -----
       Loss before income taxes..................................                               (13.1)          (9.3)
       Income tax benefit........................................                                 ---            ---
                                                                                                -----           -----
       Net loss..................................................                               (13.1)%         (9.3)%
                                                                                                =====           =====


(1) Total operating expenses as a percentage of operating revenues, as presented in this table, is also referred to as operating ratio.

Comparison of Three Months Ended April 1, 2006, to Three Months Ended April 2, 2005

     Operating revenues. Operating revenues decreased $10.4 million, or 11.6%, from $89.3 million for the first quarter of 2005 to $78.9 million for first quarter of 2006. Approximately $4.5 million of the total revenue decrease was due to reduced business from Dell, for whom the Company declined to perform further services in November 2005. Additionally, the decrease in operating revenues was partially due to one less working day in the 2006 quarter. (The 2006 quarter had 64 working days, compared to 65 working days in the 2005 quarter.) Further, revenue per working day was $1.23 million in the 2006 quarter, which was 10.2% lower than the $1.37 million per working day in the 2005 quarter. LTL revenue per hundredweight increased 2.7% from $11.51 in the 2005 quarter to $11.82 in the 2006 quarter as a result of increased fuel surcharge revenue. Our LTL revenue per hundredweight, without fuel surcharge revenue, declined to $10.53 in the first quarter of 2006 from $10.56 in the first quarter of 2005 due to a 7.2% increase in the average weight of LTL shipments. LTL revenue per shipment, without fuel surcharge revenue, increased 6.9% from $97.18 in the first quarter of 2005 to $103.90 in the first quarter of 2006. Total tonnage decreased 59.7 thousand tons, or 13.6%, from 439.9 thousand tons in the 2005 quarter to 380.2 thousand tons in the 2005-quarter partially due to the one less working day in the 2006 first quarter. The average length of haul declined by 1.4% in the current quarter to 483 miles from 490 miles in the 2005 quarter.

     Salaries, wages, and benefits. Salaries, wages, and benefits decreased $4.6 million, or 9.0%, from $51.0 million for the first quarter of 2005 to $46.4 million for the first quarter of 2006. The decrease in salaries, wages, and benefits resulted primarily from a decrease in headcount of approximately 10%, which was equivalent to a decrease of approximately $3.7 million in hourly wage expense. Further, we experienced a decrease in workers' compensation expense of approximately $0.8 million in the first quarter of 2006, due mainly to a single large claim of $1.0 million (representing our maximum deductible) that occurred in January 2005. As a percentage of operating revenues, salaries, wages, and benefits increased from 57.1% for the 2005 quarter to 58.8% for the 2006 quarter.

     Purchased transportation. Purchased transportation decreased $2.2 million ($1.9 million of the decrease was with a related party provider), or 17.9%, from $12.3 million for the first quarter of 2005 to $10.1 million for the first quarter of 2006. The decrease in purchased transportation expenses resulted primarily from a decreased usage of third party purchased transportation due to a reduction in total tonnage shipped and a reduction in total line miles of 16.3%. As a percentage of operating revenues, purchased transportation decreased from 13.8% for the 2005 quarter to 12.8% for the 2006 quarter.

     Operating and general supplies and expenses. Operating and general supplies and expenses decreased $0.1 million, or 0.5%, from $20.8 million for the first quarter of 2005 to $20.7 million for the first quarter of 2006. The decrease in operating and general supplies and expenses resulted primarily from decreases in: vehicle repairs of $0.9 million and allowance for doubtful accounts of $0.5 million offset in part by increases in fuel expense of $1.2 million (that was partially offset by increases in fuel surcharge revenue). As a percentage of operating revenues, operating and general supplies and expenses increased from 23.2% for the 2005 quarter to 26.3% for the 2006 quarter.

     Insurance and claims. Insurance and claims increased $0.3 million, or 6.0%, from $5.0 million for the first quarter of 2005 to $5.3 million for the first quarter of 2006. The increase in insurance and claims expense resulted primarily from an increase in our premiums for third party accidents due to an annual rate increase. Accidents per million miles improved by 13.3% compared to the first quarter of 2005. As a percentage of operating revenues, insurance and claims increased from 5.6% for the 2005 quarter to 6.7% for the 2006 quarter.

     Building and equipment rentals. Building and equipment rentals remained essentially flat at $1.5 million in each of the two quarters. As a percentage of operating revenues, building and equipment rentals increased from 1.6% for the 2005 quarter to 1.9% for the 2006 quarter.

     Depreciation and amortization. Depreciation and amortization expense decreased approximately $0.5 million, or 10.2%, from $4.9 million for the first quarter of 2005 to $4.4 million for the first quarter of 2006. Depreciation expense was lower by $0.5 million due to a reduction in the fleet size compared to the first quarter of 2005. As a percentage of operating revenues, depreciation and amortization remained constant at 5.5% for the 2005 and 2006 quarters.

     Gains on sales of operating assets. Gains in the first quarter of 2006 amounted to $2.0 million due mainly to a gain on the sale of two terminals and to a lesser extent gains on the sales of revenue equipment. As a percentage of operating revenues, gains on sales of operating assets increased from 0.0% in the 2005 quarter to (2.5%) in the 2006 quarter.

     Operating ratio. Our operating ratio increased from 106.8% for the first quarter of 2005 to 109.5% for the first quarter of 2006.

     Interest expense. Total interest expense increased $0.7 million, or 31.8%, from $2.2 million for the first quarter of 2005 to $2.9 million for the first quarter of 2006. Interest expense on terminal financing (not effective until the third quarter of 2005) amounted to $0.1 million while amortization of deferred financing charges related to the New Credit Facility (not effective until late in the first quarter of 2005) amounted to approximately $0.4 million. Our related party interest expense remained relatively flat in each quarter. The amounts for related party interest are recorded as interest expense because the associated leases are reflected as a financing arrangement in our consolidated financial statements. As a percentage of operating revenues, interest expense increased from 2.5% for the 2005 quarter to 3.6% for the 2006 quarter.

     Income taxes. In each of the two first quarters of 2006 and 2005, we maintained a tax valuation allowance and recorded income tax benefits of approximately $4.0 million and $3.2 million, respectively, due partially to pre-tax losses of $10.4 million and $8.3 million, respectively. These benefits were fully reserved by increasing the valuation allowance for deferred tax assets. The total valuation allowance as of April 1, 2006 amounted to approximately $24.8 million.

Liquidity and Capital Resources

     Our business has required substantial, ongoing capital investments, particularly to replace revenue equipment such as tractors and trailers. During the remainder of 2006 our capital expenditure requirements are expected to be approximately $7.1 million. Included in this range is approximately $6.0 million for replacing trailers. If we decide to purchase the $6.0 million in replacement trailers, we expect to obtain financing independent from our New Credit Facility. If we decide not to replace these trailers, our capital expenditures may approximate $1.1 million for 2006. We expect to pay for this $1.1 million in projected capital expenditures with borrowings under our credit facilities, borrowings under capital leases, and cash flows from operations. During the remainder of 2006 $1.8 of proceeds from the sale of revenue equipment is expected. Proceeds from the sale of the two terminals mentioned below and other revenue equipment approximated $12.1 million (less the payoff of a related mortgage of $4.7 million) in the first quarter of 2006.

     In January 2006, we entered into an agreement with respect to the sale of our dormant terminal in Phoenix, Arizona, which is one of the two terminals for sale. We realized net proceeds from this sale of approximately $3.0 million in March 2006. Further, in January 2006, we sold our Portland, Oregon terminal, and realized net proceeds in February 2006, after paying off the related mortgage, from the sale of approximately $3.3 million.

     On January 30, 2006, we announced that we had entered into an Agreement and Plan of Merger (the "Merger Agreement"), with North American Truck Lines, LLC ("NATL") and Green Acquisition Company ("Green"). Under the Merger Agreement, Green will merge with and into Central (the "Merger"), with our Company continuing as the surviving corporation. Both NATL and Green are controlled by Mr. Moyes (our former Chairman of the Board), with Green being a wholly owned subsidiary of NATL.

     On April 17, 2006, we filed a preliminary proxy statement with the Securities and Exchange Commission (the "SEC") for our 2006 Annual Meeting of Stockholders. Once the filing is reviewed and finalized, a definitive proxy statement will be mailed to our stockholders to solicit proxies for voting at the Annual Meeting. According to the filing, the Merger will be submitted to a vote of our stockholders at that Annual Meeting.

     In a press release issued on April 17, 2006 that announced the filing, Bob Fasso, our Chief Executive Officer and President was quoted as saying: "We are very pleased that this important step has been taken toward completion of the transaction with Jerry Moyes and his companies. We currently believe that the Merger can be completed in July of 2006."

     In the same press release, Jerry Moyes was quoted as saying: "Like Bob, I am pleased that we have taken this additional step forward today. I look forward to completing this transaction as soon as possible."

     Our stockholders are urged to read the definitive proxy statement carefully when it becomes available because it will contain important information about us, the merger transaction, and related matters.

     We also announced on April 17, 2006 that we took possession of approximately $5.3 million in revenue equipment and began operating that equipment in our fleet on April 15. The revenue equipment was made available to us through arrangements facilitated by Mr. Moyes, and is being leased from one of his affiliates on a short-term basis pending completion of the Merger on terms that we believe are favorable.

     As a result of past negative cash flows and losses, and disregarding planned operational improvements, the Merger and additional sources of liquidity, there is substantial doubt about our ability to continue as a going concern. We believe the Merger represents the best strategic alternative to address our need for liquidity and capital resources. At April 1, 2006, we had approximately $38.2 million in stockholders' equity and $47.6 million in long-term debt, including current maturities. At the same date, we had $5.1 million available under our primary credit facility which fluctuates from time-to-time with accounts receivable, payroll, and other items. On May 15, 2006, a third amendment to our primary credit facility was negotiated that increased our borrowing capacity by $5.0 million, subject to certain conditions described in more detail in note 12 to the unaudited financial statements in this Form 10-Q.

     Net cash used in operating activities was approximately $0.9 million and $4.6 million for the three months ended April 1, 2006 and April 2, 2005, respectively. Net cash used in the 2006 period was primarily due to the cash net loss for the period plus an increase in other assets of $1.6 million offset in part by collections of accounts receivable of $4.0 million and an increase in accrued expenses of $5.3 million. Net cash used in the 2005 period resulted mainly from the cash net loss for the period, $5.4 million in payments through trade accounts payable and an increase in accounts receivable of $2.1 million, offset by an increase in accrued expenses.

     Net cash provided by (used in) investing activities was approximately $11.6 million and $(0.6) million for the three months ended April 1, 2006 and April 2, 2005, respectively. In the first quarter of 2006, we sold two terminals and revenue equipment and recorded proceeds of approximately $12.1 million. Our capital expenditures were $0.4 million and we paid the remaining purchase price for an acquisition that was effected in 2004. Our capital expenditures were approximately $1.1 million in the 2005 period. We expect our capital expenditures for the remainder of 2006 to be approximately $7.1 million. Included in this range is approximately $6.0 million for replacing trailers. If we decide to purchase the $6.0 million in replacement trailers, we expect to obtain financing independent from our New Credit Facility.

     Net cash used in financing activities, for the three months ended April 1, 2006, was approximately $(11.0) million used primarily to pay off a mortgage on the Portland, Oregon terminal of $4.7 million and to repay short-term borrowings under the New Credit Facility of approximately $4.9 million. Net cash provided by financing activities amounted to $4.3 million for the three months ended April 2, 2005 due mainly to borrowings from our new credit facility of $13.5 million. During the transition from our previous securitization facility to the current credit facility, we liquidated our restricted cash investment of $20.8 million and used it to partially pay off the debt under the securitization facility.

     In 1998, we entered into an agreement with Southwest Premier Properties, L.L.C. ("Southwest Premier"), an entity controlled by our principal stockholder, for the sale and leaseback of the land, structures and improvements of some of our terminals. For financial accounting purposes, this transaction has been accounted for as a financing arrangement. Consequently, the related land, structures and improvements remain on our consolidated balance sheets. The initial lease term is for ten years with an option for an additional ten years at the then fair market rental rate. At the expiration of the original lease term, we have an option to purchase all of the properties, excluding certain surplus properties, for the then fair market value. The lease payments, $1.6 million in the first quarters of 2006 and 2005, have been recorded as interest expense. During 2005 and 2004, $0.3 million and $0.3 million, respectively, of these properties were sold and accounted for as a reduction in the financing obligation and a reduction in property. There were no properties sold in the first quarter of 2006. The amount outstanding under the financing agreement was $22.6 million at April 1, 2006 and December 31, 2005. If we exercise the fair value purchase option, the excess of the amount paid over the recorded financing obligation will be reflected as additional interest expense. If the fair value purchase option is not exercised at the end of the lease term, the excess of the recorded financing obligation over the net book value of the related properties will be reflected as a gain on the financing arrangement.

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

     In March 2004, we acquired certain assets of EOFF for approximately $10.0 million (See note 5). The remaining purchase price liability from this transaction was $0.1 million at December 31, 2005 which was recorded on the accompanying consolidated balance sheet as part of short-term notes payable. We paid this remaining liability in full in the first quarter of 2006.

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

     On January 31, 2005, we entered into a four-year senior secured revolving credit facility (as amended on May 12, 2005, November 9, 2005 and May 15, 2006, the "New Credit Facility") with Bank of America, N.A., as Agent, and certain other lenders from time to time party to the New Credit Facility. The New Credit Facility terminates on January 31, 2009. The New Credit Facility replaced both the Securitization Facility and the Amended and Restated SunTrust Facility.

     Subject to the terms of the New Credit Facility, the maximum revolving borrowing limit under the New Credit Facility is the lesser of (a) $60.0 million, or (b) 85% of our net eligible accounts receivable, plus 85% of the net orderly liquidation value of our eligible rolling stock owned as of January 31, 2005, plus 85% of the cost of eligible rolling stock acquired by us between January 31, 2005 and November 9, 2005, minus $5.0 million. Letters of Credit under the New Credit Facility are subject to a sub-limit of $40.0 million.

     Borrowings under the New Credit Facility bear interest at the base rate, as defined, plus an applicable margin of 0.00% to 1.00%, or LIBOR plus an applicable margin of 1.50% to 2.75%, based on the average quarterly availability under the New Credit Facility. The effective interest rate at April 1, 2006 was 10.75%. Letters of credit under the New Credit Facility are subject to an applicable letter of credit margin of 1.25% to 2.50%, based on the average quarterly availability under the New Credit Facility. The New Credit Facility also provides for an unused line fee of 0.25% to 0.375%, based on aggregate amounts outstanding.

     The New Credit Facility is secured by substantially all of our assets, other than certain revenue equipment and real estate that is (or may in the future become) subject to other financing.

     The New Credit Facility contains a fee arrangement that if availability is less than $5.0 million, then we will incur a daily charge of $1,000 for each day that availability is less than $5.0 million. The New Credit Facility also contains certain restrictions and covenants relating to, among other things, minimum EBITDA levels, fixed charge coverage ratio, cash flow, capital expenditures, acquisitions and dispositions, sale-leaseback transactions, additional indebtedness, additional liens, dividends and distributions, investment transactions, and transactions with affiliates. The New Credit Facility includes usual and customary events of default for a facility of this nature and provides that, upon the occurrence and continuation of an event of default, payment of all amounts payable under the New Credit Facility may be accelerated, and the lenders' commitments may be terminated.

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

     Subsequent to the transactions completed on July 13, 2005, our annual rent expense is expected to increase by approximately $0.6 million subject to a 2% escalation factor beginning in July 2006. Annual depreciation expense is expected to decline by approximately $0.3 million. Interest expense is expected to increase by approximately $0.7 million between July 2005 and June 2006 and decrease thereafter.

Off-Balance Sheet Arrangements

     Certain of our terminals and revenue equipment are financed off-balance sheet through operating leases. As of April 1, 2006, 36 of our terminals, including seven owned by related parties, were subject to operating leases.

     Terminals and revenue equipment held under operating leases are not carried on our consolidated balance sheets, and lease payments in respect of such terminals and revenue equipment are reflected in our consolidated statements of operations in the line items "Building and equipment rentals" and "Building and equipment rentals - related parties." Our total rental expense related to operating leases, including rent paid to related parties, was $1.5 million for the first quarter of 2006 and 2005. The total amount of remaining payments under operating leases as of April 1, 2006 was $21.7 million, with $6.4 million due in the next 12 months.


Critical Accounting Policies

     We believe that the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

     Revenue Recognition. We recognize revenue and associated expenses upon the delivery of the related freight. A portion of our revenue is derived from shipments that originated or terminated in other regions, where a portion of freight movement is handled by another carrier. Most of this revenue is with carriers with which we maintain transportation alliances. We do not recognize revenue or the associated expenses that relate to the portion of the shipment transported by its alliance partners.

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

     Income Taxes. Significant management judgment is required in determining the provision for income taxes and in determining whether deferred tax assets will be realized in full or in part. Deferred tax assets and liabilities are measured using enacted tax rates that are expected to apply to taxable income in years in which the temporary differences are expected to be reversed. Under SFAS No. 109 and applicable interpretations, the Company has established a valuation allowance for deferred tax assets. At April 1, 2006 and December 31, 2005, the valuation allowance for deferred tax assets was approximately $24.8 million and $19.1 million, respectively.

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

     Our market risk is also affected by changes in interest rates. Historically, we have used a combination of fixed rate and variable rate obligations to manage our interest rate exposure. Fixed rate obligations expose us to the risk that interest rates might fall. Variable rate obligations expose us to the risk that interest rates might rise. We did not have any interest rate swaps at April 1, 2006, although we may enter into such swaps in the future if we deem appropriate.

     Our variable rate obligation consists of our credit facility. Our credit facility, provided there has been no default, carries a variable interest rate based on either the prime rate or LIBOR. We currently have $7.2 million in drawings under our New Credit Facility at April 1, 2006. A one or two percentage point increase in LIBOR rates would increase our annual interest expense by $72,000 or $144,000, respectively.

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

     In June and July 2004, three stockholder class actions were filed against us and certain of our officers and directors. The class actions were filed in the United States District Court for the Western District of Texas and generally allege that false and misleading statements were made in the registration statement and prospectus filed in connection with our initial public offering ("IPO"), and thereafter in certain public statements during the first quarter of 2004. The class actions were subsequently consolidated in the United States District Court for the Western District of Texas under the title In re Central Freight Lines Securities Litigation. The Oklahoma Firefighters Pension and Retirement System has been named lead plaintiff in the consolidated action, and a Consolidated Amended Class Action Complaint was filed on May 9, 2005, purportedly on behalf of purchasers of our common stock from December 12, 2003 through March 17, 2005.

     On July 8, 2005, we responded to the Consolidated Amended Class Action Complaint by filing a motion to dismiss. On August 23, 2005, the lead plaintiff filed its opposition to this motion to dismiss, and on September 12, 2005, we filed a response in which we again requested dismissal of the Consolidated Amended Class Action Complaint. At present, this motion is still pending and no hearing date has been set.

     On August 9 and 10, 2004, two purported derivative actions were filed against Central, as nominal defendant, and against certain of our officers, directors, and former directors. These actions were filed in the District Court of McLennan County, Texas and generally allege breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment on the part of certain of our present and former officers and directors in the period between December 12, 2003 and August 2004. The purported derivative actions seek declaratory, injunctive, and other relief.

     On January 20, 2006, a lawsuit was filed against Central, and certain of our officers, directors, and former directors. This action was filed in the District Court of McLennan County, Texas. The lawsuit includes a purported derivative action on behalf of Central and our stockholders against the officers, directors, and former directors, generally alleging breach of fiduciary duty, fraud, bad faith, and conspiracy.

     On February 1, 2006, a purported derivative action was filed against Central, as nominal defendant, and against our current directors, by the same plaintiff that filed one of the derivative actions in April 2004. This action was filed in the District Court of McLennan County, Texas and generally alleges breach of fiduciary duty and conflicts of interest on the part of the directors in connection with their approval of the pending merger transaction with NATL. The purported derivative action seeks declaratory, injunctive, and other relief preventing consummation of the merger.

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

Item 1A.  Risk Factors

              Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

         Not applicable.

Item 3.  Defaults Upon Senior Securities.

         Not applicable.

Item 4.  Submission of Matters to a Vote of Securities Holders.

         Not applicable.

Item 5.  Other Information.

     On May 15, 2006, the Company entered into a third amendment to its New Credit Facility. This amendment increased borrowing availability by $5,000, subject to a daily fee of $1 when the availability is less than $5,000. The amendment includes a 1.0% early termination fee provision in the event that the New Credit Facility is terminated by the Company prior to May 15, 2007. The amendment modified financial covenants relating to minimum EBITDA levels and minimum fixed charge coverage ratio. The new covenants on minimum EBITDA become effective on April 1, 2006 and the new covenants on minimum fixed charge coverage ratio become effective September 30, 2006.

Item 6.  Exhibits.


Exhibit No.                Description
-----------                -----------

    2.3                    Agreement and Plan of Merger,  dated January 30, 2006, by and among Central Freight Lines,  Inc., a
                           Nevada corporation,  North American Truck Lines, LLC, a Nevada limited liability company, and Green
                           Acquisition  Company, a Nevada corporation.  (Incorporated by reference to Annex A to the Company's
                           Preliminary Proxy Statement on Schedule 14A filed with the SEC on April 17, 2006.)

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

    4.2                    Bylaws of Central  Freight  Lines,  Inc.,  a Nevada  corporation.  (Incorporated  by  reference  to
                           Exhibit 3.2 to this Report on Form 10-Q.)

    10.21                  Agreement and Plan of Merger,  dated January 30, 2006, by and among Central Freight Lines,  Inc., a
                           Nevada corporation,  North American Truck Lines, LLC, a Nevada limited liability company, and Green
                           Acquisition  Company,  a Nevada  corporation.  (Incorporated  by  reference  to Exhibit 2.3 to this
                           Report on Form 10-Q.)

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


------------------
*  Filed herewith.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:    May 16, 2006

                            Central Freight Lines, Inc.
                            ---------------------------





                            /s/ Jeffrey A. Hale
                            -------------------
                            Jeffrey A. Hale
                            Senior Vice President and Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit No.        Description
-----------        -----------


2.3                Agreement  and Plan of Merger,  dated  January 30, 2006, by and among  Central  Freight  Lines,  Inc., a Nevada corporation,  North  American Truck Lines,  LLC, a Nevada  limited  liability  company,  and Green  Acquisition
                   Company,  a Nevada  corporation.  (Incorporated  by reference  to Annex A to the  Company's  Preliminary  Proxy
                   Statement on Schedule 14A filed with the SEC on April 17, 2006.)

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

4.2                Bylaws of Central  Freight  Lines,  Inc., a Nevada  corporation.  (Incorporated  by reference to Exhibit 3.2 to this Report on Form 10-Q.)

10.21              Agreement  and Plan of Merger,  dated  January 30, 2006, by and among  Central  Freight  Lines,  Inc., a Nevada corporation,  North  American Truck Lines,  LLC, a Nevada  limited  liability  company,  and Green  Acquisition
                   Company, a Nevada corporation.  (Incorporated by reference to Exhibit 2.3 to this Report on Form 10-Q.)

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


Date:    May 16, 2006

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


Date:    May 16, 2006

                                                     /s/ Jeffrey A. Hale
                                                     -------------------
                                                     Jeffrey A. Hale
                                                     Chief Financial Officer

                                                                    EXHIBIT 32.1


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Annual Report of Central Freight Lines, Inc. (the "Company") on Form 10-Q for the period ended April 1, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert
V. Fasso, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date:    May 16, 2006


                                                     /s/ Robert V. Fasso
                                                     -------------------
                                                     Robert V. Fasso
                                                     Chief Executive Officer

                                                                    EXHIBIT 32.2


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Annual Report of Central Freight Lines, Inc. (the "Company") on Form 10-Q for the period ended April 1, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jeffrey
A. Hale, Chief Financial Officer of the Company,  certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:    May 16, 2006
                                                     /s/ Jeffrey A. Hale
                                                     -------------------
                                                     Jeffrey A. Hale
                                                     Chief Financial Officer