Form 10-Q
period 2006-07-01
CENTRAL FREIGHT LINES INC
filed 2006-08-15
CIK 1085636

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

/X/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2006

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________.

Commission File Number: 000-50485

Central Freight Lines, Inc.
(Exact name of registrant as specified in its charter)

Nevada	74-2914331
(State or other jurisdiction of incorporation or organization)	I.R.S. Employer Identification No.

5601 West Waco Drive, Waco, TX	76710
(Address of principal executive offices)	(Zip Code)

(254) 741-5305
(Registrant's telephone number, including area code)

Not applicable
(Former name or former address, if changed since the last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     X    Yes      ___ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer	Non-accelerated filer	X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes	X	No

The number of shares of common stock outstanding at August 9, 2006 was 18,306,476.

Central Freight Lines, Inc.
Form 10-Q
Three Months and Six Months Ended July 1, 2006

(i)

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

CENTRAL FREIGHT LINES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
July 1, 2006 and December 31, 2005
(Unaudited, in thousands, except share data)

Assets	2006	2005

Cash and cash equivalents	$63	$348
Accounts receivable, less allowance for doubtful accounts and revenue adjustments of $10,495 in 2006 and $10,754 in 2005	38,972	41,944
Other current assets	10,052	9,184
Assets held for sale	---	3,370
Deferred income taxes	4,565	5,105
Total current assets	53,652	59,951
Property and equipment, net	96,062	111,349
Other assets	3,120	3,531
Total assets	$152,834	$174,831

Liabilities and stockholders' equity
Liabilities:

Current maturities of long-term debt	$9,946	$8,809
Short-term notes payable	13,643	12,184
Trade accounts payable	18,736	17,485
Trade accounts payable-related parties	586	737
Accrued expenses	26,583	25,755
Total current liabilities	69,494	64,970
Long-term debt, excluding current maturities	13,891	22,317
Related party financing	22,600	22,600
Deferred income taxes	4,565	5,105
Claims and insurance accruals and other liabilities	11,930	11,453
Total liabilities	122,480	126,445

Commitments and contingencies

Stockholders' equity:
Preferred stock; $0.001 par value per share; 10,000,000 shares authorized, none issued or outstanding	---	---
Common Stock; $0.001 par value per share; 100,000,000 shares authorized, 18,304,285 and 18,293,892 shares issued and outstanding as of July 1, 2006 and December 31, 2005	18	18
Additional paid-in capital	109,857	109,759
Unearned compensation	---	(160)
Accumulated deficit	(79,521)	(61,231)
Total stockholders' equity	30,354	48,386

Total liabilities and stockholders' equity	$152,834	$174,831
See accompanying notes to consolidated financial statements (unaudited).

CENTRAL FREIGHT LINES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three months ended		Six months ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005

Operating revenues	$85,501	$99,518	$164,434	$188,840
Operating expenses:
Salaries, wages and benefits	44,490	53,982	90,904	104,946
Purchased transportation	10,731	9,129	19,288	17,947
Purchased transportation - related parties	1,657	4,482	3,223	7,953
Operating and general supplies and expenses	23,179	23,099	43,850	43,704
Operating and general supplies and expenses - related parties	72	35	137	197
Insurance and claims	4,757	6,736	10,080	11,761
Building and equipment rentals	1,119	1,007	2,157	2,026
Building and equipment rentals - related parties	448	449	896	898
Depreciation and amortization	4,309	4,690	8,667	9,594
Loss (gains) on sales of operating assets	52	(563)	(1,982)	(590)
Total operating expenses	90,814	103,046	177,220	198,436
Loss from operations	(5,313)	(3,528)	(12,786)	(9,596)
Other expense:
Interest expense	(1,094)	(1,038)	(2,411)	(1,653)
Interest expense - related parties	(1,542)	(1,545)	(3,093)	(3,126)
Loss before income taxes	(7,949)	(6,111)	(18,290)	(14,375)
Income taxes:
Income tax benefit	---	---	---	---
Net loss	$(7,949)	$(6,111)	$(18,290)	$(14,375)

Net loss per share:
Basic	$(0.43)	$(0.34)	$(1.00)	$(0.79)
Diluted	(0.43)	(0.34)	(1.00)	(0.79)

Weighted average outstanding shares:
Basic	18,298	18,215	18,293	18,203
Diluted	18,298	18,215	18,293	18,203

See accompanying notes to consolidated financial statements (unaudited).

CENTRAL FREIGHT LINES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended July 1, 2006 and July 2, 2005
(Unaudited, in thousands)

	2006	2005
Cash flows from operating activities:
Net loss	$(18,290)		$(14,375)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	82		1,611
Equity in loss of affiliate	---		(3)
Depreciation and amortization	8,667		9,594
Amortization of deferred financing fees	536		362
Gains on sales of operating assets, net	(1,982)		(590)
Decrease in unearned compensation	---		53
Stock-based compensation expense	222		---
Change in operating assets and liabilities:
Accounts receivable	2,890		(2,772)
Other assets	(863)		(819)
Trade accounts payable	1,251		(7,138)
Trade accounts payable - related parties	(151)		1,018
Claims and insurance accruals	(1,696)		(334)
Accrued expenses and other liabilities	3,011		6,270
Net cash used in operating activities	(6,323)		(7,123)

Cash flows from investing activities:
Additions to property and equipment	(829)		(1,601)
Proceeds from sale of property and equipment	12,821		3,068
Cash paid for acquisition of business	(135)		---
Net cash provided by investing activities	11,857		1,467

Cash flows from financing activities:
Restricted Cash	---		20,825
Proceeds from long-term debt	---		1,160
Repayments of long-term debt	(7,299)		(5,173)
Proceeds from short-term debt	1,594		15,905
Repayment of securitization facility	---		(27,300)
Stock transactions	36		109
Payment of deferred financing fees	(150)		(1,702)
Net cash (used in) provided by financing activities	(5,819)		3,824
Net decrease in cash	(285)		(1,832)
Cash at beginning of period	348		2,144
Cash at end of period	$63		$312
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$5,544		$4,576
Income taxes	$(58)	$	---
Non-cash transaction:
Reversal of unearned compensation against APIC	$160	$	---

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

In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly the Company's consolidated financial position as of July 1, 2006, its consolidated results of operations and consolidated cash flows for the three months and six months ended July 1, 2006 and July 2, 2005. The results of the Company's operations for the three months and six months ended July 1, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

(2)    Pending Merger, Liquidity, & Going Concern

 On January 30, 2006, the Company announced that it had entered into an Agreement and Plan of Merger (the "Merger Agreement"), with North American Truck Lines, LLC ("NATL") and Green Acquisition Company ("Green"). Under the Merger Agreement, Green will merge with and into the Company (the "Merger"), with the Company continuing as the surviving corporation. Both NATL and Green are controlled by Jerry Moyes (the Company's former Chairman of the Board), with Green being a wholly owned subsidiary of NATL.

On April 17, 2006, the Company filed a preliminary proxy statement with the Securities and Exchange Commission (the "SEC") for its 2006 Annual Meeting of Stockholders. That preliminary proxy statement subsequently was amended on June 19, 2006. On July 5, 2006, the SEC issued a second letter of comments. On August 15, 2006, the Company announced that it expects to respond within the next week to the second set of comments from the SEC. Once the filing is finalized, a definitive proxy statement will be mailed to the Company's stockholders to solicit proxies for voting at the Annual Meeting. According to the filing, the Merger will be submitted to a vote of the Company's stockholders at that Annual Meeting.

In its press release issued on August 15, 2006, the Company announced that it had reached oral agreements in principle with the plaintiffs to settle all outstanding securities class action litigation, two purported derivative actions related to the period between the date of the Company's initial public offering and August 2004, and a third derivative action related to the Merger. See note 9. The settlements will be funded from the proceeds of the Company's directors' and officers' liability insurance policy. It is a condition to the consummation of the Merger that this litigation be settled within the Company's limits of coverage under the applicable insurance policies.

In issuing the press release on August 15, 2006, Bob Fasso, the Company's Chief Executive Officer and President stated: "We now expect to mail the finalized definitive proxy statement to stockholders in September. The proxy statement will solicit proxies for voting on the Merger transaction at our Annual Meeting, which will be held approximately 30 days from the date the proxy statements are mailed to our stockholders."

      In the same press release, Jerry Moyes was quoted as saying: "I am pleased with the continued progress made on the Merger and look forward to closing the transaction as soon after the Annual Meeting as possible."

The Company's stockholders are urged to read the definitive proxy statement carefully when it becomes available because it will contain important information about the Company, the merger transaction, and related matters.

CENTRAL FREIGHT LINES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - continued
(In thousands, except per share amounts)

The Company announced on April 17, 2006 that it took possession of approximately $5,300 in revenue equipment and began operating that equipment in the Company's fleet on April 15. The revenue equipment was made available to the Company through arrangements facilitated by Mr. Moyes, and is being leased from one of his affiliates on a short-term basis pending completion of the Merger on terms that the Company believes are favorable.

In January 2006, the Company entered into an agreement with respect to the sale of its dormant terminal in Phoenix, Arizona, which was one of the two terminals for sale. The Company realized net proceeds from this sale of approximately $3,000 in March 2006. Further, in January 2006, the Company sold its Portland, Oregon terminal, and realized net proceeds in February 2006, after paying off the related mortgage, from the sale of approximately $3,300.

As a result of past negative cash flows and losses, and disregarding planned operational improvements, the Merger and additional sources of liquidity, there is substantial doubt about the Company's ability to continue as a going concern. Management believes the Merger represents the best strategic alternative to address the Company's need for liquidity and capital resources. At July 1, 2006, the Company had $30,354 in stockholders' equity and $46,437 in long-term debt, including current maturities. At the same date after having drawn $13,643, the Company had $6,237 available (after subtracting the $5,000 block as set forth in the credit agreement) under its primary credit facility, which fluctuates from time-to-time with accounts receivable, payroll, and other items.

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

The Company adopted SFAS No. 123(R) using the modified prospective method. Under the modified prospective method, compensation expense is recognized beginning with the effective date based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date. The Company's consolidated financial statements for the six months ended July 1, 2006 reflect the impact of SFAS No. 123(R). In accordance with the modified prospective transition method, the Company's consolidated financial statements for the prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R).

SFAS No. 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as stock-based compensation expense over the requisite service period in the Company's consolidated financial statements. Prior to the adoption of SFAS No. 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB Opinion No. 25 as allowed under SFAS No. 123. Under the intrinsic value method, stock-based compensation expense was recognized in the Company's consolidated statements of operations for stock options because the exercise price of the Company's stock options granted to employees and directors was less than the fair market value of the underlying stock at the date of grant. The total intrinsic value of options exercised was $27 and $0 for the six months ended July 2, 2005 and July 1, 2006, respectively.

CENTRAL FREIGHT LINES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - continued
(In thousands, except per share amounts)

      As stock-based compensation expense recognized in the accompanying unaudited consolidated statement of operations for the three months and six months ended July 1, 2006 is based on awards ultimately expected to vest, it has been reduced for any forfeitures that may have occurred. In the Company's pro forma information required under SFAS No. 123 for the periods prior to fiscal 2006, the Company accounted for stock option forfeitures as they occurred. The Company is not required to adjust the pro forma SFAS No. 123 disclosures.

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

Employee and director stock-based compensation expense recognized for stock options, in the accompanying unaudited consolidated statement of operations for the three months and six months ended July 1, 2006, was $111 and $222, respectively. Employee and director stock-based compensation expense recognized in the accompanying unaudited consolidated statement of operations for the three months and six months ended July 2, 2005 was $26 and $53, respectively. As a result of the adoption SFAS No. 123(R), the Company's loss before income taxes and net loss for the three months and six months ended July 1, 2006 are $85 and $169 higher, respectively, than if it had continued to account for share-based compensation under APB Opinion No. 25. The adoption of SFAS No. 123(R) increased the Company's calculation of basic and diluted loss per share by approximately $0.005 and $0.009 during the three months and six months ended July 1, 2006.

CENTRAL FREIGHT LINES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - continued
(In thousands, except per share amounts)

Had the Company determined compensation costs based on the estimated fair value at the grant dates for its stock options granted prior to adoption of SFAS No. 123(R), the Company's pro forma net loss and loss per common share for the three months and six months ended July 2, 2005 would have been as follows:

	Three Months Ended July 2, 2005	Six Months Ended July 2, 2005

Net loss, as reported	$(6,111)	$(14,375)
Add:
Stock-based compensation expenses included in reported net loss, net of tax	26	53
Deduct:
Total stock-based compensation expenses determined under the fair value method for all awards, net of tax	(2,221)	(2,425)
Net loss, pro forma	$(8,306)	$(16,747)
Loss per common share:
Basic and Diluted — as reported	$(0.34)	$(0.79)
Basic and Diluted — pro forma	$(0.46)	$(0.92)

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

The following table represents stock option activity for the six months ended July 1, 2006 and July 2, 2005:

	Six Months Ended July 1, 2006			Six Months Ended July 2, 2005
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life
Outstanding options at beginning of period	1,426,245	$3.42		1,328,868	$4.00
Granted	--			252,000	$2.57
Exercised	--			(14,228)	$2.19
Canceled	--			(21,569)	$6.02
Outstanding options at end of period	1,426,245	$3.42	3.94 years	1,545,071	$3.74	4.72 years
Outstanding exercisable at end of period	1,132,777	$3.84	4.11 years	991,102	$4.18	5.32 years

CENTRAL FREIGHT LINES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - continued
(In thousands, except per share amounts)

Subject to the closing of the pending merger with NATL, the Company will cancel all remaining outstanding stock options, except those options held by Robert Fasso (the Company’s CEO and President), and may record the remainder of its unamortized stock-based employee compensation expenses in the third quarter of 2006. This additional expense will be approximately $91.

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

The following table presents information necessary to calculate basic and diluted loss per share:

	Three months ended		Six months ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Net loss	$(7,949)	$(6,111)	$(18,290)	$(14,375)

Weighted average shares outstanding - basic	18,298	18,215	18,293	18,203
Common stock equivalents	-	-	-	-
Weighted average shares outstanding - diluted	18,298	18,215	18,293	18,203

Basic loss per share	$(0.43)	$(0.34)	$(1.00)	$(0.79)
Diluted loss per share	(0.43)	(0.34)	(1.00)	(0.79)
Anti-dilutive unexercised options excluded from calculation	1,426	1,545	1,426	1,545

CENTRAL FREIGHT LINES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - continued
(In thousands, except per share amounts)

(7)    Debt and Related Party Financing

(a)    Long- term Debt

Long-term debt consists of the following at July 1, 2006 and December 31, 2005:

	2006	2005
Real estate mortgage notes	$3,989	$8,583
Capital lease obligations	19,848	22,543
	23,837	31,126
Less: Current portion	9,946	8,809
	13,891	$22,317

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

(b)    Short-term Notes Payable

On April 30, 2002, the Company entered into a $40,000 revolving accounts receivable securitization facility (the "Securitization Facility") that was set to expire on April 27, 2005. While the Securitization Facility was in place, the Company sold, on a revolving basis, its interests in accounts receivable to Central Receivables, a then wholly-owned, special purpose subsidiary. The assets and liabilities of Central Receivables were included in the Company's consolidated financial statements. The Securitization Facility allowed the Company to receive up to $40,000 of proceeds, subject to eligible receivables and pay a service fee recorded as interest expense, as defined in the agreement. The Company was required to pay commercial paper interest rates plus an applicable margin on the proceeds received. Interest was generally payable monthly. The Securitization Facility included certain restrictions and financial covenants. The Company was required to pay a commitment fee equal to 0.35% per annum of 102% of the facility limit minus the aggregate principal balance, as well as an administrative fee equal to 0.15% per annum of the uncommitted balance. As of December 31, 2004, there were borrowings of $27,300 and at December 31, 2003, there were no borrowings outstanding under the Securitization Facility. The effective interest rate at December 31, 2004 was 2.4%.

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

Borrowings under the New Credit Facility bear interest at the base rate, as defined, plus an applicable margin of 0.00% to 1.00%, or LIBOR plus an applicable margin of 1.50% to 2.75%, based on the average quarterly availability under the New Credit Facility. The effective interest rate at July 1, 2006 was 11.25%. Letters of credit under the New Credit Facility are subject to an applicable letter of credit margin of 1.25% to 2.50%, based on the average quarterly availability under the New Credit Facility. The New Credit Facility also provides for an unused line fee of 0.25% to 0.375%, based on aggregate amounts outstanding.

The New Credit Facility is secured by substantially all of the Company's assets, other than certain revenue equipment and real estate that is (or may in the future become) subject to other financing.

The New Credit Facility contains a fee arrangement that if calculated availability is less than $10,000 but greater than $5,000, then the Company will incur a daily charge of $1 for each day that availability is within this range. At July 1, 2006, calculated availability amounted to $11,237 (the sum of the actual available of $6,237 plus the $5,000 block). The New Credit Facility also contains certain restrictions and covenants relating to, among other things, minimum EBITDA levels, fixed charge coverage ratio, cash flow, capital expenditures, acquisitions and dispositions, sale-leaseback transactions, additional indebtedness, additional liens, dividends and distributions, investment  transactions, and transactions with affiliates. The New Credit Facility includes usual and customary events of default for a facility of this nature and provides that, upon the occurrence and continuation of an event of default, payment of all amounts payable under the New Credit Facility may be accelerated, and the lenders' commitments may be terminated. At July 1, 2006, the Company is in compliance with the financial covenants.

Although it is a four-year credit facility, draws on the line are considered current based on interpretations of Emerging Issues Task Force 95-22 ("EITF 95-22") Balance Sheet Classifications, Borrowings Outstanding Under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lock-Box Arrangement. EITF 95-22 requires revolving credit agreements with a required lock-box arrangement that include subjective acceleration clauses to be classified as current liabilities. The New Credit Facility includes a lock-box agreement and also allows the lender, in its reasonable credit judgment, to assess additional reserves against the borrowing base calculation and take certain other discretionary actions. For example, certain reserve requirements may result in an over advance borrowing position that could require an accelerated repayment of the over advance portion. Since the inception of this facility, the lender has not applied any additional reserves to the borrowing base calculation. However, the lender, in its reasonable credit judgment, can assess additional reserves to the borrowing base calculation to account for changes in the Company's business or the underlying value of the collateral. The Company does not anticipate any changes that would result in any material adjustments to the borrowing base calculation, but it cannot be certain that additional reserves will not be assessed by the bank to the borrowing base calculation. The Company believes the provisions in the New Credit Facility are relatively common for credit facilities of this type.

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

Since the fair value of the properties sold and leased back has always equaled or exceeded the proceeds from the financing arrangement, the annual lease payments have been reflected as a cost of the financing and recorded as interest expense. The amount outstanding under the financing agreement was $22,600 at July 1, 2006 and December 31, 2005. If the Company exercises the fair value purchase option, the excess of the amount paid over the recorded financing obligation will be reflected as additional interest expense. If the fair value purchase option is not exercised at the end of the lease term, the excess of the recorded financing obligation over the net book value of the related properties will be reflected as a gain on the financing arrangement.

(8)    Income Taxes

At July 1, 2006 and December 31, 2005, the Company had a federal net operating loss carry forward of approximately $67,492 and $56,001, respectively, available to reduce future taxable income. The net operating loss generated in the first six months of 2006 and all of 2005 amounted to $11,490 and $31,743, respectively, and expires in varying amounts beginning in 2025 if not utilized.

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

Significant management judgment is required in determining the provision for income taxes and in determining whether deferred tax assets will be realized in full or in part. Deferred tax assets and liabilities are measured using enacted tax rates that are expected to apply to taxable income in years in which the temporary differences are expected to be reversed. Under SFAS No. 109 and applicable interpretations, the Company has established a valuation allowance for deferred tax assets. At July 1, 2006 and December 31, 2005, the valuation allowance for deferred tax assets was approximately $26,079 and $19,071, respectively.

CENTRAL FREIGHT LINES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - continued
(In thousands, except per share amounts)

(9)    Contingencies

The Company is involved in certain claims and pending litigation arising from the normal conduct of business. Based on the present knowledge of the facts, management believes that the resolution of the claims and pending litigation will not have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.

In June and July 2004, three stockholder class actions were filed against the Company and certain of its officers and directors. The class actions were filed in the United States District Court for the Western District of Texas and generally allege that false and misleading statements were made in the registration statement and prospectus filed in connection with the Company’s initial public offering (“IPO”), and thereafter in certain public statements during the first quarter of 2004. The class actions were subsequently consolidated in the United States District Court for the Western District of Texas under the caption In re Central Freight Lines Securities Litigation (the "Consolidated Class Action"). The Oklahoma Firefighters Pension and Retirement System was named lead plaintiff in the Consolidated Class Action, and a Consolidated Amended Class Action Complaint was filed on May 9, 2005, purportedly on behalf of purchasers of the Company’s common stock from December 12, 2003 through March 17, 2005. The Complaint seeks unspecified monetary damages.

On July 8, 2005, the Company moved to dismiss the Consolidated Amended Class Action Complaint. On August 23, 2005, the lead plaintiff filed its opposition to this motion to dismiss, and on September 12, 2005, the Company filed a response in which it again requested dismissal of the Consolidated Amended Class Action Complaint. At present, this motion is still pending and no hearing date has been set.

In July 2006, the Company reached an oral agreement in principle with the plaintiffs to settle the Consolidated Class Action. The agreement does not contain any admission of fault or wrongdoing on the part of the Company or any of the individual defendants in the litigation. The agreement, which is subject to, and conditioned upon, final court approval, generally provides for the establishment of a settlement fund in the aggregate amount of $2,600, inclusive of fees and expenses, in exchange for a release of the Company and the individual defendants from all claims asserted in the litigation. The settlement will be funded from the proceeds of the Company’s directors’ and officers’ liability insurance policy.

On August 9 and 10, 2004, two purported derivative actions were filed against the Company, as nominal defendant, and against certain of the Company’s officers, directors, and former directors (the "Derivative Actions"). These actions were filed in the District Court of McLennan County, Texas and generally allege breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment on the part of certain of the Company’s current and former officers and directors in the period between December 12, 2003 and August 2004. The Derivative Actions seek declaratory, injunctive, and other relief. In July 2006, the Company reached an agreement in principle with the plaintiffs to settle the Derivative Actions. The agreement does not contain any admission of fault or wrongdoing on the part of the Company or any of the individual defendants in the litigation. In connection with the settlement, the Company has agreed to implement certain corporate practices. The agreement is subject to, and conditioned upon, final court approval and provides that plaintiffs’ counsel will receive $250 in fees and expenses, in exchange for a release of the Company and the individual defendants from all claims asserted in the litigation. The settlement will be funded from the proceeds of the Company’s directors’ and officers’ liability insurance policy.

CENTRAL FREIGHT LINES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - continued
(In thousands, except per share amounts)

On February 1, 2006, a purported derivative action was filed against the Company, as nominal defendant, and against the Company’s current directors, by the same plaintiff that filed one of the Derivative Actions (the “Merger Litigation”). This action was filed in the District Court of McLennan County, Texas and generally alleges breach of fiduciary duty and conflicts of interest on the part of the directors in connection with their approval of the pending merger transaction with North American Truck Lines, LLC. The purported derivative action seeks declaratory, injunctive, and other relief preventing consummation of the merger. In July 2006, the Company reached an oral agreement in principle with the plaintiffs to settle the Merger Litigation. The agreement does not contain any admission of fault or wrongdoing on the part of the Company or any of the individual defendants in the litigation. The Company anticipates that the settlement pleadings will note that following the filing of this lawsuit, the Company made certain disclosures requested by plaintiff’s counsel in its proxy statement filed with the Securities and Exchange Commission. The agreement is subject to, and conditioned upon, final court approval and provides that plaintiffs’ counsel will receive $100 in fees and expenses, in exchange for a release of the Company and the individual defendants from all claims asserted in the litigation. The settlement will be funded from the proceeds of the Company’s directors’ and officers’ liability insurance policy.

On January 20, 2006, a lawsuit was filed against the Company, and certain of the Company’s officers, directors, and former directors (the "January 2006 Action"). This action was filed in the District Court of McLennan County, Texas. The lawsuit includes a purported derivative action on behalf of the Company and its stockholders against the officers, directors, and former directors, generally alleging breach of fiduciary duty, fraud, bad faith, and conspiracy. The Company does not believe there is any factual or legal basis for the allegations against it, and the Company intends to vigorously defend itself against this lawsuit. The Company does not expect that this claim will be covered by its insurance. Although it is not possible at this time to predict the litigation outcome of these cases, the Company expects to prevail. However, an adverse litigation outcome could be material to the Company’s consolidated financial position or results of operations. As a result of the uncertainty regarding the outcome of this matter, no provision has been made in the consolidated financial statements with respect to this contingent liability.

The Company is subject to loss contingencies pursuant to federal, state, and local environmental regulations dealing with the transportation, storage, presence, use, disposal, and handling of hazardous materials, discharge of storm water and fuel storage tanks. Environmental liabilities, including remediation costs, are accrued when amounts are probable and can be reasonably estimated.

(10)    Related-Party Transactions

During the three months and six months ended July 1, 2006 and July 2, 2005, the Company incurred approximately $1,657, $4,482, $3,223, and $7,953, respectively, for transportation services provided by companies affiliated with the Company's principal stockholder. At July 1, 2006 and December 31, 2005, the Company had payables of $586 and $737, respectively, for these transportation services.

During the three months and six months ended July 1, 2006 and July 2, 2005, the Company incurred $72, $35, $137, and $197, respectively, for legal services provided by an entity owned by a stockholder of the Company.

During the three months and six months ended July 1, 2006 and July 2, 2005, the Company incurred $448, $449, $896, and $898, respectively, for building rental expense with related parties.

See also note 7(c).

CENTRAL FREIGHT LINES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - continued
(In thousands, except per share amounts)

(11)    Employee Benefit Plans

The Company maintains a defined contribution employee retirement plan, which includes a 401(k) option, under which employees are eligible to participate after they complete 90 days of service. Employees are eligible for Company matching contributions after one year of service. The Company's contributions to the plan each year are made at the discretion of the Company's board of directors. For the six months ended July 1, 2006 and July 2, 2005, the Company's contributions to the plan, including matching 401(k) contributions, were $870 and $962, respectively.

The Company initiated an Employee Stock Purchase Plan ("the Plan") in August 2004 whose purpose is to allow qualified employees to acquire shares of the Company at a 10% discount to the closing market price as of the end of each calendar month. These shares are issued from authorized but unissued shares of the Company. The Plan qualifies as an Employee Stock Purchase Plan under Section 423 of the Internal Revenue Code of 1986, as amended.  One million total shares have been authorized under the Plan. As of July 1, 2006, approximately ninety-six thousand shares have been issued. The Plan is administered and the shares held by Computershare Trust Company, Inc.

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

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

Except for the historical information contained herein, the discussion in this report contains "forward-looking statements," which include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation, and availability of resources. These forward-looking statements include, without limitation, statements regarding expectations as to operational improvements; statements regarding consummation of the merger transaction with North American Truck Lines, LLC; expectations as to cost savings, revenue growth, and earnings; proposed new products and services; expectations that claims, lawsuits, commitments, contingent liabilities, labor negotiations, or agreements, or other matters will be settled or otherwise will not have a materially adverse effect on our consolidated financial position, results of operations, or liquidity; statements concerning projections, predictions, expectations, estimates, or forecasts as to our business, financial, and operational results and future economic performance; and statements of management's goals and objectives, and other similar expressions concerning matters that are not historical facts. Words such as "may," "will," "should," "could," "would," "predicts," "potential," "continue," "expects," "anticipates," "future," "intends," "plans," "believes," "estimates," and similar expressions, as well as statements in future tense, identify forward-looking statements. These statements are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and/or management's good faith belief with respect to future events, and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. Readers should review and consider the factors discussed in "Item 1A - Risk Factors" of our Annual Report on Form 10-K, filed on April 17, 2006, along with the various disclosures by the Company in its press releases, stockholder reports, and filings with the Securities and Exchange Commission. We do not assume, and specifically disclaim, any obligation to update any forward-looking statement contained in this report.

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

Recent Results of Operations and Quarter-End Financial Condition

For the three months ended July 1, 2006, we reported a net loss of $7.9 million equal to $(0.43) per diluted share compared to a net loss of $6.1 million for the same period in 2005. The increase in net loss resulted primarily from a 14.1% decline in operating revenues offset by a 11.9% decrease in operating costs as discussed in more detail below in "Results of Operations."

At July 1, 2006, our consolidated balance sheet reflected $0.1 million in cash, $46.4 million in long-term debt and capital lease obligations, including current portion, and $13.6 million in short-term debt. Stockholders' equity was $30.4 million at July 1, 2006. As of that date, we had approximately $6.2 million in availability under our revolving credit facility with Bank of America, although availability fluctuates from day to day.

Customers

In 2005, our five largest customers were Home Depot, Dell Inc., Wal-Mart Stores, Inc., Tyco International and Sears. These customers together generated approximately 13.6% of our revenue. Our customer contract with Dell, which accounted for approximately 3.8% of our revenue in 2005, expired in June 2005. At that time, we determined that the rates being paid by Dell were inadequate to achieve satisfactory yield, as those rates (a) had been frozen in the period between June 2000 and May 2003, (b) had been reduced by approximately 8.0% in May 2003, and (c) had been reduced by an additional 12.7% in June 2004. Following expiration of the customer contract, we proposed an approximately 30.0% rate increase in our core business with Dell, and opted out of our non-core interline business with Dell, due to unprofitable revenue splits with interline carriers. Historically, the non-core interline business that was discontinued had accounted for approximately 65.0% of revenue from Dell. Our negotiations with Dell continued into November 2005, at which time Dell requested that we take no rate increase. We were unwilling to continue serving Dell on those terms, and we declined further business with Dell in December 2005. As a result of the foregoing, we do not expect that significant revenues will be derived from Dell in the future. The discontinuation of business with Dell had a negative impact on our revenues in the second quarter of 2006 compared to the second quarter of 2005.

Revenues

Our revenues vary with the revenue per hundredweight we charge to customers and the volume of freight we transport:

●
Revenue per hundredweight and revenue per shipment measure the rates we receive from customers and varies with the type of goods being shipped and the distance these goods are transported. Our LTL revenue per hundredweight decreased 0.4% from $11.75 in the second quarter of 2005 to $11.70 in the second quarter of 2006 due to an 8.1% increase in the average weight of LTL shipments. Our LTL revenue per hundredweight, without fuel surcharge revenue, declined from $10.61 in the second quarter of 2005 to $10.17 in the second quarter of 2006. LTL revenue per shipment, without fuel surcharge revenue, increased 3.6% from $99.71 in the second quarter of 2005 to $103.29 in the second quarter of 2006. Effective April 10, 2006, we enacted a general rate increase for customers on our proprietary rate base.

●
Volume depends on the number of customers we have, the amount of freight those customers ship, geographic coverage, and the general economy. Our total tonnage decreased by 11.1% from the second quarter of 2005 to the second quarter of 2006.

Historically, most of our revenue has been generated from transporting LTL shipments from customers within our operating regions. In the second quarter of 2006, approximately 6.0%of our revenue was derived from shipments that originated or terminated in regions outside our network, where a portion of the freight movement was handled by another carrier. We refer to this as "interline freight." Most of this revenue was obtained from carriers with which we maintain transportation alliances. The revenue from interline freight in the second quarter of 2006 was lower compared to the second quarter of 2005, due in large part to our overall decline in business levels and to some extent due to the elimination of interline revenue associated with Dell, a former customer, as discussed under "Customers" above. We do not recognize the portion of revenue (or the associated expenses) that relates to the portion of shipments hauled by our alliance partners. In addition to transportation revenue, we also recognize revenue from fuel surcharges we receive from our customers when the national average diesel fuel price published by the U.S. Department of Energy exceeds prices listed in our contracts and tariffs.

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

Results of Operations

The table below sets forth the percentage relationship of the specified items to operating revenues for the periods indicated.

	Three months ended		Six months ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005

Operating revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Salaries, wages, and benefits	52.0	54.2	55.3	55.6
Purchased transportation	14.5	13.7	13.7	13.7
Operating and general supplies and expenses	27.2	23.2	26.7	23.2
Insurance and claims	5.6	6.8	6.1	6.2
Building and equipment rentals	1.8	1.5	1.9	1.6
Depreciation and amortization	5.0	4.7	5.3	5.1
Losses (gains) on sales of operating assets	0.1	(0.6)	(1.2)	(0.3)
Total operating expenses(1)	106.2	103.5	107.8	105.1
Loss from operations	(6.2)	(3.5)	(7.8)	(5.1)
Interest expense	3.1	2.6	3.3	2.5
Loss before income taxes	(9.3)	(6.1)	(11.1)	(7.6)
Income tax benefit	0.0	0.0	0.0	0.0
Net loss	(9.3)%	(6.1)%	(11.1)%	(7.6)%

(1)	Total operating expenses as a percentage of operating revenues, as presented in this table, is also referred to as operating ratio

Comparison of Three Months Ended July 1, 2006, to Three Months Ended July 2, 2005

Operating revenues. Operating revenues decreased $14.0 million, or 14.1%, from $99.5 million for the second quarter of 2005 to $85.5 million for second quarter of 2006. Approximately $4.7 million of the total revenue decrease was due to reduced business from Dell, for whom we declined to perform further services in November 2005. Revenue per working day decreased 14.1% from $1.56 million per working day in the 2005 quarter to $1.34 million in the 2006 quarter. LTL revenue per hundredweight decreased a slight 0.4% from $11.75 in the 2005 quarter to $11.70 in the 2006 quarter due to an 8.1% increase in the average weight of LTL shipments. Our LTL revenue per hundredweight, without fuel surcharge revenue, declined 4.1% from $10.61 in the second quarter of 2005 to $10.17 in the second quarter of 2006. LTL revenue per shipment, without fuel surcharge revenue, increased 3.6% from $99.71 in the second quarter of 2005 to $103.29 in the second quarter of 2006. Total tonnage decreased 52.9 thousand tons, or 11.1%, from 478.0 thousand tons in the 2005 quarter to 425.1 thousand tons in the 2006 quarter. The average length of haul declined by 2.9% from 488 miles in the 2005 quarter to 474 miles in the second quarter of 2006.

Salaries, wages, and benefits. Salaries, wages, and benefits decreased $9.5 million, or 17.6%, from $54.0 million for the second quarter of 2005 to $44.5 million for the second quarter of 2006. The decrease in salaries, wages, and benefits resulted primarily from a decrease in headcount of approximately 12.0%, which was equivalent to a decrease of approximately $4.7 million in hourly wage expense. Group health expenses declined by $2.3 million compared to the second quarter of 2005 as insured employees fell by 13.0% compared to the same period last year. Further, we experienced a decrease in workers compensation expense of approximately $1.4 million in the second quarter of 2006, due mainly to a 23.6% reduction in lost time injuries and a reduction in expenses relating to older claims. As a percentage of operating revenues, salaries, wages, and benefits decreased from 54.2% for the 2005 quarter to 52.0% for the 2006 quarter.

Purchased transportation. Purchased transportation decreased $1.2 million, or 8.8%, from $13.6 million for the second quarter of 2005 to $12.4 million for the second quarter of 2006. This decrease included a $2.8 million reduction in purchased transportation provided by a related party. The decrease in purchased transportation expenses resulted primarily from a reduction in total tonnage shipped and a reduction in total line miles of 13.5%. As a percentage of operating revenues, purchased transportation increased from 13.7% for the 2005 quarter to 14.5% for the 2006 quarter.

Operating and general supplies and expenses. Operating and general supplies and expenses increased $0.2 million, or 0.9%, from $23.1 million for the second quarter of 2005 to $23.3 million for the second quarter of 2006. The increase in operating and general supplies and expenses resulted primarily from increases in: fuel expense of $1.8 million (that was partially offset by increases in fuel surcharge revenue) and vehicle repairs of $0.4 million offset by decreases in allowance for doubtful accounts of $1.0 million and audit and professional fees of $0.4 million. As a percentage of operating revenues, operating and general supplies and expenses increased from 23.2% for the 2005 quarter to 27.2% for the 2006 quarter.

Insurance and claims. Insurance and claims decreased $1.9 million, or 28.4%, from $6.7 million for the second quarter of 2005 to $4.8 million for the second quarter of 2006. The decrease in insurance and claims expense resulted primarily from a decrease in our cargo claims expense as a result of lower claims filed in the current quarter offset in part by premiums expense for third party accidents due to an annual rate increase. As a percentage of operating revenues, insurance and claims decreased from 6.8% for the 2005 quarter to 5.6% for the 2006 quarter.

Building and equipment rentals. Building and equipment rentals increased by $0.1 million, or 6.7%, from $1.5 million in the second quarter of 2005 to $1.6 million in the second quarter of 2006 due mainly to the change that occurred in the first part of the third quarter of 2005 when we sold and leased back our Phoenix terminal. As a percentage of operating revenues, building and equipment rentals increased from 1.5% for the 2005 quarter to 1.8% for the 2006 quarter.

Depreciation and amortization. Depreciation and amortization expense decreased approximately $0.4 million, or 8.5%, from $4.7 million for the second quarter of 2005 to $4.3 million for the second quarter of 2006. Depreciation expense was lower due to a continued reduction in the fleet size in the second quarter of 2006 compared to the second quarter of 2005. As a percentage of operating revenues, depreciation and amortization increased from 4.7% for the 2005 quarter to 5.0% for the second quarter of 2006.

Losses / (gains) on sales of operating assets. Losses in the second quarter of 2006 amounted to $0.05 million due to a small loss on the sales of revenue equipment. Gains on sales in the second quarter of 2005 were due in large part to a gain on sale of vacant land in Phoenix adjacent to the terminal. As a percentage of operating revenues, gains on sales of operating assets decreased from (0.6%) in the 2005 quarter to 0.1% in the 2006 quarter.

Operating ratio. Our operating ratio increased from 103.5% for the second quarter of 2005 to 106.2% for the second quarter of 2006.

Interest expense. Total interest expense remained virtually flat at $2.6 million in each of the second quarters. Our related party interest expense (included in total interest expense) also remained relatively flat in each quarter. The amounts for related party interest are recorded as interest expense because the associated leases are reflected as a financing arrangement in our consolidated financial statements. As a percentage of operating revenues, interest expense increased from 2.6% for the 2005 quarter to 3.1% for the 2006 quarter.

Income taxes. In the second quarters of 2006 and 2005, we maintained a tax valuation allowance and recorded income tax benefits of approximately $3.1 million and $2.4 million, respectively, due partially to pre-tax losses of $7.9 million and $6.1 million, respectively. These benefits were fully reserved by increasing the valuation allowance for deferred tax assets.

Comparison of Six Months Ended July 1, 2006, to Six Months Ended July 2, 2005

Operating revenues. Operating revenues decreased $24.4 million, or 12.9%, from $188.8 million for the 2005 period to $164.4 million for the 2006 period. Approximately $9.2 million of the total revenue decrease was due to reduced business from Dell, for whom the Company declined to perform further services in November 2005. Revenue per working day decreased 12.3% from $1.46 million per working day in the 2005 period to $1.28 million in the 2006 period (the 2005 period had 129 working days compared to 128 working days in the same period in 2006). LTL revenue per hundredweight increased 1.0% from $11.64 in the 2005 period to $11.76 in the 2006 period as a result of increased fuel surcharge revenue. Our LTL revenue per hundredweight, without fuel surcharge revenue, declined from $10.59 in the 2005 period to $10.34 in the 2006 period due to a 7.7% increase in the average weight of LTL shipments. LTL revenue per shipment, without fuel surcharge revenue, increased 5.2% from $98.49 in the 2005 period to $103.59 in the 2006 period. Total tonnage decreased 112.7 thousand tons, or 12.3%, from 918.0 thousand tons in the 2005 period to 805.3 thousand tons in the 2006 period. The average length of haul declined by 2.2% from 489 miles in the 2005 period to 478 miles in the 2006 period.

Salaries, wages, and benefits. Salaries, wages, and benefits decreased $14.0 million, or 13.3%, from $104.9 million for the 2005 period to $90.9 million for the 2006 period. The decrease in salaries, wages, and benefits resulted primarily from a decrease in headcount of approximately 9.3%, which was equivalent to a decrease of approximately $8.4 million in hourly wage expense. We experienced a decrease in workers compensation expense of approximately $2.2 million in the 2006 period, due mainly to a 16.3% reduction in lost time injuries from 2005 to 2006 and a single large claim of $1.0 million (representing our maximum deductible) that occurred in January 2005. Group health insurance expenses decreased by $1.6 million due to an approximately 12.4% reduction in the number of covered employees compared to the 2005 period. As a percentage of operating revenues, salaries, wages, and benefits decreased from 55.6% for the 2005 period to 55.3% for the 2006 period.

Purchased transportation. Purchased transportation decreased $3.4 million, or 13.1%, from $25.9 million for the 2005 period to $22.5 million for the 2006 period. This decrease included a $4.7 million reduction in purchased transportation provided by a related party offset by an increase in expenses related to shipments hauled by owner operators. The decrease in purchased transportation expenses resulted primarily from a reduction in total tonnage shipped and a reduction in total line miles of 14.9%. As a percentage of operating revenues, purchased transportation remained at 13.7% for each of the two periods.

Operating and general supplies and expenses. Operating and general supplies and expenses increased $0.1 million, or 0.2%, from $43.9 million for the 2005 period to $44.0 million for the 2006 period. The increase in operating and general supplies and expenses resulted primarily from increases in fuel expense (that was partially offset by increases in fuel surcharge revenue) and legal and professional fees associated with the merger offset in part by decreases in allowance for doubtful accounts of $1.5 million, vehicle repairs of $0.5 million and SOX related fees of $0.4 million. As a percentage of operating revenues, operating and general supplies and expenses increased from 23.2% for the 2005 period to 26.7% for the 2006 period.

Insurance and claims. Insurance and claims decreased $1.7 million, or 14.4%, from $11.8 million for the 2005 period to $10.1 million for the 2006 period. The decrease in insurance and claims expense resulted primarily from a decrease in cargo claims filed compared to the 2005 period plus a reduction in other non-cargo and non-third party claims offset in part by an increase in our premiums for third party accidents due to an annual rate increase. As a percentage of operating revenues, insurance and claims decreased from 6.2% for the 2005 period to 6.1% for the 2006 period.

Building and equipment rentals. Building and equipment rentals increased by $0.2 million, or 6.9%, to $3.1 million in the 2006 period compared to $2.9 million in the 2005 period due mainly to the change that occurred in the first part of the third quarter of 2005 when we sold and leased back our Phoenix terminal. As a percentage of operating revenues, building and equipment rentals increased from 1.6% for the 2005 period to 1.9% for the 2006 period.

Depreciation and amortization. Depreciation and amortization expense decreased approximately $0.9 million, or 9.4%, from $9.6 million for the 2005 period to $8.7 million for the 2006 period. Depreciation expense was lower due to a reduction in the fleet size in the 2006 period compared to the 2005 period. As a percentage of operating revenues, depreciation and amortization increased from 5.1% for the 2005 period to 5.3% for the 2006 period.

Gains on sales of operating assets. Gains in the 2006 period amounted to $2.0 million due mainly to a gain on the sale of two terminals and to a lesser extent gains on the sales of revenue equipment. Gains in the 2005 period amounted to $0.6 million due mainly to sale of excess land adjacent to the Phoenix terminal. As a percentage of operating revenues, gains on sales of operating assets increased from (0.3%) in the 2005 period to (1.2%) in the 2006 period.

Operating ratio. Our operating ratio increased from 105.1% for the 2005 period to 107.8% for the 2006 period.

Interest expense. Total interest expense increased $0.7 million, or 14.6%, from $4.8 million for the 2005 period to $5.5 million for the 2006 period. Interest rates on our senior debt have increased to 11.25% compared to approximately 6.75% in the same period last year primarily as a result of increases in the prime lending rate. Our average debt balance (short-term notes payable to Bank of America) in the 2005 period amounted to $14.2 million compared to $11.2 million in the 2006 period. Interest expense on terminal financing, which was not effective until the third quarter of 2005, amounted to $0.2 million while amortization of deferred financing charges related to the New Credit Facility, which was not effective until late in the first quarter of 2005, increased by approximately $0.1 million. Our related party interest expense (included in total interest expense) remained relatively flat in each period. The amounts for related party interest are recorded as interest expense because the associated leases are reflected as a financing arrangement in our consolidated financial statements. As a percentage of operating revenues, interest expense increased from 2.5% for the 2005 period to 3.3% for the 2006 period.

Income taxes. In each of the 2006 and 2005 periods, we maintained a tax valuation allowance and recorded income tax benefits of approximately $7.0 million and $5.6 million, respectively, due partially to pre-tax losses of $18.3 million and $14.4 million, respectively. These benefits were fully reserved by increasing the valuation allowance for deferred tax assets. The total valuation allowance as of July 1, 2006 amounted to approximately $26.1 million.

Liquidity and Capital Resources

Our business has required substantial, ongoing capital investments, particularly to replace revenue equipment such as tractors and trailers. During the remainder of 2006, our capital expenditure requirements are expected to be approximately $0.7 million. During the remainder of 2006, $1.5 million of proceeds from the sale of revenue equipment is expected. Proceeds from the sale of the two terminals mentioned below and other revenue equipment approximated $12.8 million (less the payoff of a related mortgage of $4.7 million) in the first six months of 2006.

In January 2006, we entered into an agreement with respect to the sale of our dormant terminal in Phoenix, Arizona, which was one of the two terminals for sale. We realized net proceeds from this sale of approximately $3.0 million in March 2006. Further, in January 2006, we sold our Portland, Oregon terminal, and realized net proceeds in February 2006, after paying off the related mortgage, from the sale of approximately $3.3 million.

On January 30, 2006, we announced that we had entered into an Agreement and Plan of Merger (the "Merger Agreement"), with North American Truck Lines, LLC ("NATL") and Green Acquisition Company ("Green"). Under the Merger Agreement, Green will merge with and into Central (the "Merger"), with our Company continuing as the surviving corporation. Both NATL and Green are controlled by Jerry Moyes (our former Chairman of the Board), with Green being a wholly owned subsidiary of NATL.

        On April 17, 2006, we filed a preliminary proxy statement with the Securities and Exchange Commission (the "SEC") for our 2006 Annual Meeting of Stockholders. That preliminary proxy statement subsequently was amended on June 19, 2006. On July 5, 2006, the SEC issued a second letter of comments. On August 15, 2006, we announced that we expect to respond within the next week to the second set of comments from the SEC. Once the filing is finalized, a definitive proxy statement will be mailed to our stockholders to solicit proxies for voting at the Annual Meeting. According to the filing, the Merger will be submitted to a vote of our stockholders at that Annual Meeting.

In our press release issued on August 15, 2006, we announced that we had reached oral agreements in principle with the plaintiffs to settle all outstanding securities class action litigation, two purported derivative actions related to the period between the date of our initial public offering and August 2004, and a third derivative action related to the Merger. See Part II, Item 1 of this Form 10-Q for additional information. The settlements will be funded from the proceeds of our directors' and officers' liability insurance policy. It is a condition to the consummation of the Merger that this litigation be settled within our limits of coverage under the applicable insurance policies.

In issuing the press release on August 15, 2006, Bob Fasso, our Chief Executive Officer and President, stated: "We now expect to mail the finalized definitive proxy statement to stockholders in September. The proxy statement will solicit proxies for voting on the Merger transaction at our Annual Meeting, which will be held approximately 30 days from the date the proxy statements are mailed to our stockholders."

       In the same press release, Jerry Moyes was quoted as saying: "I am pleased with the continued progress made on the Merger and look forward to closing the transaction as soon after the Annual Meeting as possible."

       Our stockholders are urged to read the definitive proxy statement carefully when it becomes available because it will contain important information about us, the merger transaction, and related matters.

We announced on April 17, 2006 that we took possession of approximately $5.3 million in revenue equipment and began operating that equipment in our fleet on April 15. The revenue equipment was made available to us through arrangements facilitated by Mr. Moyes, and is being leased from one of his affiliates on a short-term basis pending completion of the Merger on terms that we believe are favorable.

As a result of past negative cash flows and losses, and disregarding planned operational improvements, the Merger and additional sources of liquidity, there is substantial doubt about our ability to continue as a going concern. We believe the Merger represents the best strategic alternative to address our need for liquidity and capital resources. At July 1, 2006, we had approximately $30.4 million in stockholders' equity and $46.4 million in long-term debt, including current maturities. At the same date, we had $6.2 million available under our primary credit facility which fluctuates from time-to-time with accounts receivable, payroll, and other items.

Net cash used in operating activities was approximately $6.3 million and $7.1 million for the six months ended July 1, 2006 and July 2, 2005, respectively. Net cash used in the 2006 period was primarily due to the cash net loss for the period plus a decrease in claims and insurance accruals of $1.7 million offset in part by collections of accounts receivable of $2.9 million and an increase in accrued expenses of $3.0 million. Net cash used in the 2005 period resulted mainly from the cash net loss for the period, $7.1 million in payments through trade accounts payable and an increase in accounts receivable of $2.8 million, offset by an increase in accrued expenses of $6.2 million.

Net cash provided by investing activities was approximately $11.9 million and $1.5 million for the six months ended July 1, 2006 and July 2, 2005, respectively. In the 2006 period, we sold two terminals and revenue equipment and recorded proceeds of approximately $12.8 million. Our capital expenditures were $0.8 million and we paid the remaining purchase price for an acquisition that was effected in 2004. Our capital expenditures were approximately $1.6 million in the 2005 period while proceeds from the sale of excess land and revenue equipment amounted to $3.1 million. We expect our capital expenditures for the remainder of 2006 to be approximately $0.5 million.

Net cash used in financing activities, for the six months ended July 1, 2006, was approximately $5.8 million primarily due to the pay off a mortgage on the Portland, Oregon terminal of $4.7 million. Net cash provided by financing activities amounted to $3.8 million for the six months ended July 2, 2005, due mainly to borrowings from our new credit facility of $15.9 million. During the transition from our previous securitization facility to the current credit facility, we liquidated our restricted cash investment of $20.8 million and used it to partially pay off the $27.3 million debt under the securitization facility.

In 1998, we entered into an agreement with Southwest Premier Properties, L.L.C. ("Southwest Premier"), an entity controlled by our principal stockholder, for the sale and leaseback of the land, structures and improvements of some of our terminals. For financial accounting purposes, this transaction has been accounted for as a financing arrangement. Consequently, the related land, structures and improvements remain on our consolidated balance sheets. The initial lease term is for ten years with an option for an additional ten years at the then fair market rental rate. At the expiration of the original lease term, we have an option to purchase all of the properties, excluding certain surplus properties, for the then fair market value. The lease payments, $3.1 million in the first six months of 2006 and 2005, have been recorded as interest expense. During 2005 and 2004, $0.3 million and $0.3 million, respectively, of these properties were sold and accounted for as a reduction in the financing obligation and a reduction in property. There were no properties sold in the first six months of 2006. The amount outstanding under the financing agreement was $22.6 million at July 1, 2006 and December 31, 2005. If we exercise the fair value purchase option, the excess of the amount paid over the recorded financing obligation will be reflected as additional interest expense. If the fair value purchase option is not exercised at the end of the lease term, the excess of the recorded financing obligation over the net book value of the related properties will be reflected as a gain on the financing arrangement.

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

Borrowings under the New Credit Facility bear interest at the base rate, as defined, plus an applicable margin of 0.00% to 1.00%, or LIBOR plus an applicable margin of 1.50% to 2.75%, based on the average quarterly availability under the New Credit Facility. The effective interest rate at July 1, 2006 was 11.25%. Letters of credit under the New Credit Facility are subject to an applicable letter of credit margin of 1.25% to 2.50%, based on the average quarterly availability under the New Credit Facility. The New Credit Facility also provides for an unused line fee of 0.25% to 0.375%, based on aggregate amounts outstanding.

The New Credit Facility is secured by substantially all of our assets, other than certain revenue equipment and real estate that is (or may in the future become) subject to other financing.

The New Credit Facility contains a fee arrangement that if calculated availability is less than $10.0 million but greater than $5.0 million, then we will incur a daily charge of $1,000 for each day that calculated availability falls within this range. At July 1, 2006, calculated availability amounted to $11.2 million (the sum of the actual available of $6.2 million plus the $5.0 million block).The New Credit Facility also contains certain restrictions and covenants relating to, among other things, minimum EBITDA levels, fixed charge coverage ratio, cash flow, capital expenditures, acquisitions and dispositions, sale-leaseback transactions, additional indebtedness, additional liens, dividends and distributions, investment  transactions, and transactions with affiliates. The New Credit Facility includes usual and customary events of default for a facility of this nature and provides that, upon the occurrence and continuation of an event of default, payment of all amounts payable under the New Credit Facility may be accelerated, and the lenders' commitments may be terminated.

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

Subsequent to the transactions completed on July 13, 2005, our annual rent expense is expected to increase by approximately $0.6 million subject to a 2% escalation factor beginning in July 2006. Annual depreciation expense is expected to decline by approximately $0.3 million. Interest expense increased by approximately $0.7 million between July 2005 and June 2006 and will decrease thereafter.

Off-Balance Sheet Arrangements

Certain of our terminals and revenue equipment are financed off-balance sheet through operating leases. As of July 1, 2006, 36 of our terminals, including seven owned by related parties, were subject to operating leases.

Terminals and revenue equipment held under operating leases are not carried on our consolidated balance sheets, and lease payments in respect of such terminals and revenue equipment are reflected in our consolidated statements of operations in the line items "Building and equipment rentals" and "Building and equipment rentals - related parties." Our total rental expense related to operating leases, including rent paid to related parties, was $3.1 million for the first six months of 2006 and 2005. The total amount of remaining payments under operating leases as of July 1, 2006 was $25.9 million, with $7.7million due in the next 12 months.

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

Our self-insured retention for workers' compensation is $1.0 million per occurrence. We also self-insure for all health claims up to $0.3 million per occurrence.

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

Income Taxes. Significant management judgment is required in determining the provision for income taxes and in determining whether deferred tax assets will be realized in full or in part. Deferred tax assets and liabilities are measured using enacted tax rates that are expected to apply to taxable income in years in which the temporary differences are expected to be reversed. Under SFAS No. 109 and applicable interpretations, Central has established a valuation allowance for deferred tax assets. At July 1, 2006 and December 31, 2005, the valuation allowance for deferred tax assets was approximately $26.1 million and $19.1 million, respectively.

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

Our market risk is also affected by changes in interest rates. Historically, we have used a combination of fixed rate and variable rate obligations to manage our interest rate exposure. Fixed rate obligations expose us to the risk that interest rates might fall. Variable rate obligations expose us to the risk that interest rates might rise. We did not have any interest rate swaps at July 1, 2006, although we may enter into such swaps in the future if we deem appropriate.

Our variable rate obligation consists of our credit facility. Our credit facility, provided there has been no default, carries a variable interest rate based on either the prime rate or LIBOR. We currently have $13.6 million in drawings under our New Credit Facility at July 1, 2006. A one or two percentage point increase in LIBOR rates would increase our annual interest expense by $136,000 or $272,000, respectively.

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

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.

We are involved in certain claims and pending litigation arising from the normal conduct of business. Based on their present knowledge of the facts, management believes that the resolution of the claims and pending litigation will not have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.

In June and July 2004, three stockholder class actions were filed against Central and certain of our officers and directors. The class actions were filed in the United States District Court for the Western District of Texas and generally allege that false and misleading statements were made in the registration statement and prospectus filed in connection with our initial public offering (“IPO”), and thereafter in certain public statements during the first quarter of 2004. The class actions were subsequently consolidated in the United States District Court for the Western District of Texas under the caption In re Central Freight Lines Securities Litigation (the "Consolidated Class Action"). The Oklahoma Firefighters Pension and Retirement System was named lead plaintiff in the Consolidated Class Action, and a Consolidated Amended Class Action Complaint was filed on May 9, 2005, purportedly on behalf of purchasers of our common stock from December 12, 2003 through March 17, 2005. The Complaint seeks unspecified monetary damages.

On July 8, 2005, we moved to dismiss the Consolidated Amended Class Action Complaint. On August 23, 2005, the lead plaintiff filed its opposition to this motion to dismiss, and on September 12, 2005, we filed a response in which we again requested dismissal of the Consolidated Amended Class Action Complaint. At present, this motion is still pending and no hearing date has been set.

In July 2006, we reached an oral agreement in principle with the plaintiffs to settle the Consolidated Class Action. The agreement does not contain any admission of fault or wrongdoing on the part of Central or any of the individual defendants in the litigation. The agreement, which is subject to, and conditioned upon, final court approval, generally provides for the establishment of a settlement fund in the aggregate amount of $2.6 million, inclusive of fees and expenses, in exchange for a release of Central and the individual defendants from all claims asserted in the litigation. The settlement will be funded from the proceeds of Central’s directors’ and officers’ liability insurance policy.

On August 9 and 10, 2004, two purported derivative actions were filed against Central, as nominal defendant, and against certain of our officers, directors, and former directors (the "Derivative Actions"). These actions were filed in the District Court of McLennan County, Texas and generally allege breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment on the part of certain of our current and former officers and directors in the period between December 12, 2003 and August 2004. The Derivative Actions seek declaratory, injunctive, and other relief. In July 2006, we reached an agreement in principle with the plaintiffs to settle the Derivative Actions. The agreement does not contain any admission of fault or wrongdoing on the part of Central or any of the individual defendants in the litigation. In connection with the settlement, Central has agreed to implement certain corporate practices. The agreement is subject to, and conditioned upon, final court approval and provides that plaintiffs’ counsel will receive $250,000 in fees and expenses, in exchange for a release of Central and the individual defendants from all claims asserted in the litigation. The settlement will be funded from the proceeds of Central’s directors’ and officers’ liability insurance policy.

On February 1, 2006, a purported derivative action was filed against Central, as nominal defendant, and against Central's current directors, by the same plaintiff that filed one of the Derivative Actions (the “Merger Litigation”). This action was filed in the District Court of McLennan County, Texas and generally alleges breach of fiduciary duty and conflicts of interest on the part of the directors in connection with their approval of the pending merger transaction with North American Truck Lines, LLC. The purported derivative action seeks declaratory, injunctive, and other relief preventing consummation of the merger. In July 2006, we reached an oral agreement in principle with the plaintiffs to settle the Merger Litigation. The agreement does not contain any admission of fault or wrongdoing on the part of Central or any of the individual defendants in the litigation. Central anticipates that the settlement pleadings will note that following the filing of this lawsuit, Central made certain disclosures requested by plaintiff’s counsel in its proxy statement filed with the Securities and Exchange Commission. The agreement is subject to, and conditioned upon, final court approval and provides that plaintiffs’ counsel will receive $100,000 in fees and expenses, in exchange for a release of Central and the individual defendants from all claims asserted in the litigation. The settlement will be funded from the proceeds of Central’s directors’ and officers’ liability insurance policy.

On January 20, 2006, a lawsuit was filed against Central, and certain of our officers, directors, and former directors (the "January 2006 Action"). This action was filed in the District Court of McLennan County, Texas. The lawsuit includes a purported derivative action on behalf of Central and its stockholders against the officers, directors, and former directors, generally alleging breach of fiduciary duty, fraud, bad faith, and conspiracy. We do not believe there is any factual or legal basis for the allegations against us, and we intend to vigorously defend ourselves against this lawsuit. We do not expect that this claim will be covered by our insurance. Although it is not possible at this time to predict the litigation outcome of these cases, we expect to prevail. However, an adverse litigation outcome could be material to our consolidated financial position or results of operations. As a result of the uncertainty regarding the outcome of this matter, no provision has been made in the consolidated financial statements with respect to this contingent liability.

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

2.3
Agreement and Plan of Merger, dated January 30, 2006, by and among Central Freight Lines, Inc., a Nevada corporation, North American Truck Lines, LLC, a Nevada limited liability company, and Green Acquisition Company, a Nevada corporation. (Incorporated by reference to Annex A to the Company's Preliminary Proxy Statement on Schedule 14A, Amendment No. 1, filed with the SEC on June 19, 2006.)

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

10.18(d)*
Third Amendment to Amended and Restated Credit Agreement, dated May 15, 2006, by and among Central Freight Lines, Inc., a Texas corporation, Required Lenders under the Credit Agreement, Bank of America, N.A., in its capacity as Agent for Lenders under the Credit Agreement.

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

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 15, 2006

CENTRAL FREIGHT LINES, INC.

By:	/s/ Jeffrey A. Hale
Name:	Jeffrey A. Hale
Title:	Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

2.3
Agreement and Plan of Merger, dated January 30, 2006, by and among Central Freight Lines, Inc., a Nevada corporation, North American Truck Lines, LLC, a Nevada limited liability company, and Green Acquisition Company, a Nevada corporation. (Incorporated by reference to Annex A to the Company's Preliminary Proxy Statement on Schedule 14A, Amendment No. 1, filed with the SEC on June 19, 2006.)

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

10.18(d)*
Third Amendment to Amended and Restated Credit Agreement, dated May 15, 2006, by and among Central Freight Lines, Inc., a Texas corporation, Required Lenders under the Credit Agreement, Bank of America, N.A., in its capacity as Agent for Lenders under the Credit Agreement.

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