Form 10-Q
period 2006-09-30
CENTRAL FREIGHT LINES INC
filed 2006-11-14
CIK 1085636

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

/X/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

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

The number of shares of common stock outstanding at November 14, 2006 was 18,311,690.

Central Freight Lines, Inc.
Form 10-Q
Three Months and Nine Months Ended September 30, 2006

Page Number

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	1

PART II. OTHER INFORMATION

(i)

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

CENTRAL FREIGHT LINES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
September 30, 2006 and December 31, 2005
(Unaudited, in thousands, except share data)

Assets	2006	2005

Cash and cash equivalents	$71	$348
Accounts receivable, less allowance for doubtful accounts and revenue adjustments of $11,582 in 2006 and $10,754 in 2005	37,342	41,944
Other current assets	10,565	9,184
Assets held for sale	---	3,370
Deferred income taxes	3,190	5,105
Total current assets	51,168	59,951
Property and equipment, net	90,046	111,349
Other assets	2,687	3,531
Total assets	$143,901	$174,831

Liabilities and stockholders' equity

Liabilities:

Current maturities of long-term debt	$9,735	$8,809
Short-term notes payable	13,630	12,184
Trade accounts payable	19,782	17,485
Trade accounts payable-related parties	183	737
Accrued expenses	29,212	25,755
Total current liabilities	72,542	64,970
Long-term debt, excluding current maturities	12,572	22,317
Related party financing	22,600	22,600
Deferred income taxes	3,190	5,105
Claims and insurance accruals and other liabilities	12,921	11,453
Total liabilities	123,825	126,445

Commitments and contingencies

Stockholders' equity:
Preferred stock; $0.001 par value per share; 10,000,000 shares authorized, none issued or outstanding	---	---
Common Stock; $0.001 par value per share; 100,000,000 shares authorized, 18,310,139 and 18,293,892 shares issued and outstanding as of September 30, 2006 and December 31, 2005	18	18
Additional paid-in capital	109,978	109,759
Unearned compensation	---	(160)
Accumulated deficit	(89,920)	(61,231)
Total stockholders' equity	20,076	48,386
Total liabilities and stockholders' equity	$143,901	$174,831
See accompanying notes to consolidated financial statements (unaudited).

CENTRAL FREIGHT LINES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three months ended		Nine months ended
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005

Operating revenues	$82,706	$94,335	$247,139	$283,175
Operating expenses:
Salaries, wages and benefits	44,213	53,296	135,115	158,242
Purchased transportation	12,362	9,207	31,650	27,154
Purchased transportation - related parties	791	4,038	4,014	11,991
Operating and general supplies and expenses	22,633	23,698	66,483	67,402
Operating and general supplies and expenses - related parties	55	31	192	228
Insurance and claims	4,376	6,268	14,457	18,029
Building and equipment rentals	1,028	1,152	3,185	3,178
Building and equipment rentals - related parties	459	449	1,355	1,347
Depreciation and amortization	4,261	4,490	12,928	14,085
Loss (gains) on sales of operating assets	57	78	(1,925)	(513)
Goodwill impairment	---	4,324	---	4,324
Total operating expenses	90,235	107,031	267,454	305,467
Loss from operations	(7,529)	(12,696)	(20,315)	(22,292)
Other expense:
Interest expense	(1,332)	(894)	(3,743)	(2,547)
Interest expense - related parties	(1,538)	(1,525)	(4,631)	(4,651)
Loss before income taxes	(10,399)	(15,115)	(28,689)	(29,490)
Income taxes:
Income tax benefit	---	1,686	---	1,686
Net loss	$(10,399)	$(13,429)	$(28,689)	$(27,804)

Net loss per share:
Basic	$(0.57)	$(0.74)	$(1.57)	$(1.53)
Diluted	(0.57)	(0.74)	(1.57)	(1.53)

Weighted average outstanding shares:
Basic	18,307	18,244	18,297	18,217
Diluted	18,307	18,244	18,297	18,217

See accompanying notes to consolidated financial statements (unaudited).

CENTRAL FREIGHT LINES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2006 and October 1, 2005
(Unaudited, in thousands)

	2006	2005
Cash flows from operating activities:
Net loss	$(28,689)		$(27,804)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	518		2,461
Equity in loss of affiliate	---		7
Depreciation and amortization	12,928		14,085
Goodwill impairment	---		4,324
Amortization of deferred financing fees	707		506
Gains on sales of operating assets, net	(1,925)		(513)
Deferred income taxes	---		(1,686)
Decrease in unearned compensation	---		80
Stock-based compensation expense	333		---
Change in operating assets and liabilities:
Accounts receivable	4,084		2,162
Other assets	(1,380)		(1,125)
Trade accounts payable	2,297		(7,925)
Trade accounts payable - related parties	(554)		169
Claims and insurance accruals	(2,677)		(240)
Accrued expenses and other liabilities	6,996		10,096
Net cash used in operating activities	(7,362)		(5,403)

Cash flows from investing activities:
Additions to property and equipment	(1,187)		(1,747)
Proceeds from sale of property and equipment	15,748		9,469
Cash paid for acquisition of business	(135)		---
Net cash provided by investing activities	14,426		7,722

Cash flows from financing activities:
Restricted Cash	---		20,825
Proceeds from long-term debt	---		9,493
Repayments of long-term debt	(8,819)		(8,474)
Proceeds from short-term debt	1,581		3,279
Repayment of securitization facility	---		(27,300)
Stock transactions	47		168
Payment of deferred financing fees	(150)		(2,098)
Net cash used in financing activities	(7,341)		(4,107)
Net decrease in cash	(277)		(1,788)
Cash at beginning of period	348		2,144
Cash at end of period	$71		$356
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$8,404		$7,397
Income taxes	$(58)	$	---
Non-cash transaction:
Reversal of unearned compensation against APIC	$160	$	---
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

In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly the Company's consolidated financial position as of September 30, 2006, its consolidated results of operations and consolidated cash flows for the three months and nine months ended September 30, 2006 and October 1, 2005. The results of the Company's operations for the three months and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

(2)    Pending Merger, Liquidity, & Going Concern

On January 30, 2006, the Company announced that it had entered into an Agreement and Plan of Merger (as amended, the "Merger Agreement"), with North American Truck Lines, LLC ("NATL") and Green Acquisition Company ("Green"). Under the Merger Agreement, Green will merge with and into Central (the "Merger"), with the Company continuing as the surviving corporation. Both NATL and Green are controlled by Jerry Moyes (the Company's former Chairman of the Board), with Green being a wholly owned subsidiary of NATL.

On September 13, 2006, the Company executed a First Amendment to the Merger Agreement (the "Merger Amendment"). Among other things, the Merger Amendment (i) waived the purchaser's need to obtain financing as a condition to closing the Merger, and (ii) clarified that there was no pending litigation against the Company that needs to be settled prior to closing the Merger, other than the class action and derivate litigation for which agreements in principle to settle already have been reached. Other principal terms of the Merger Agreement, including price, were unaltered by the Merger Amendment.

On October 23, 2006, the Company filed a definitive proxy statement with the Securities and Exchange Commission (the "SEC") for its 2006 Annual Meeting of Stockholders (the "Annual Meeting"). The definitive proxy statement has been mailed to the Company's stockholders to solicit proxies for voting at the Annual Meeting, which will be held on November 21, 2006. The Merger will be submitted to a vote of the Company's stockholders at the Annual Meeting. Upon approval, the Merger is expected to close shortly after the Annual Meeting.

The Company's stockholders are urged to read the definitive proxy statement carefully because it contains important information about the Company, the merger transaction, and related matters.

On April 17, 2006, the Company announced that it had taken possession of approximately $5,300 in revenue equipment and began operating that equipment in its fleet on April 15. The revenue equipment was made available to the Company through arrangements facilitated by Mr. Moyes, and is being leased from one of his affiliates on a short-term basis pending completion of the Merger on terms that the Company believes are favorable.

On September 20, 2006, the Company entered into two sale-leaseback transactions, one with Mr. Moyes and his wife and one with Southwest Premier Properties, L.L.C. ("Southwest Premier"), an entity controlled by Mr. Moyes. These transactions involved the Company’s Reno, Nevada and Tucson, Arizona facilities. The Moyes agreed to purchase the Company’s Reno facility and Southwest Premier agreed to purchase the Company’s Tucson facility, in each case at the facility's estimated fair market value, subject to possible adjustment based on actual appraised value. The proceeds of the transactions were used for working capital and other general purposes. In the transactions, the Company received approximately $2,700 in cash and agreed to lease the terminals back for ten-year terms for combined rent of $272 annually, triple net. The sale-leaseback transactions were unanimously approved by the Company’s Board of Directors, including all independent and disinterested directors.

CENTRAL FREIGHT LINES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - continued
(In thousands, except per share amounts)

In order to assist the Company in meeting its liquidity needs through the closing of the Merger, Mr. Moyes has agreed to lend up to $5,000 to the Company. See Note 12 for additional information.

As a result of past negative cash flows and losses, and disregarding planned operational improvements, the Merger and additional sources of liquidity, there is substantial doubt about the Company's ability to continue as a going concern. Management believes the Merger represents the best strategic alternative to address the Company's need for liquidity and capital resources. At September 30, 2006, the Company had $20,076 in stockholders' equity and $44,907 in long-term debt, including current maturities. At the same date after having drawn $13,630, the Company had $4,706 available (after subtracting the $5,000 block as set forth in the credit agreement) under its primary credit facility, which fluctuates from time-to-time with accounts receivable, payroll, and other items.

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

The Company adopted SFAS No. 123(R) using the modified prospective method. Under the modified prospective method, compensation expense is recognized beginning with the effective date based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date. The Company's consolidated financial statements for the nine months ended September 30, 2006 reflect the impact of SFAS No. 123(R). In accordance with the modified prospective transition method, the Company's consolidated financial statements for the prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R).

SFAS No. 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as stock-based compensation expense over the requisite service period in the Company's consolidated financial statements. Prior to the adoption of SFAS No. 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB Opinion No. 25 as allowed under SFAS No. 123. Under the intrinsic value method, stock-based compensation expense was recognized in the Company's consolidated statements of operations for stock options because the exercise price of the Company's stock options granted to employees and directors was less than the fair market value of the underlying stock at the date of grant. The total intrinsic value of options exercised was $45 and $0 for the nine months ended October 1, 2005 and September 30, 2006, respectively.

CENTRAL FREIGHT LINES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - continued
(In thousands, except per share amounts)

      As stock-based compensation expense recognized in the accompanying unaudited consolidated statement of operations for the three months and nine months ended September 30, 2006 is based on awards ultimately expected to vest, it has been reduced for any forfeitures that may have occurred. In the Company's pro forma information required under SFAS No. 123 for the periods prior to fiscal 2006, the Company accounted for stock option forfeitures as they occurred. The Company is not required to adjust the pro forma SFAS No. 123 disclosures.

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

The Company has not yet elected which method it will choose to calculate its historical APIC Pool balance. The Company will elect a method in accordance within the prescribed time limitation for doing so and understands that the election will dictate the treatment of awards vested as of the date of adoption of SFAS No. 123(R) for purposes of updating its APIC Pool post-adoption.

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

Employee and director stock-based compensation expense recognized for stock options, in the accompanying unaudited consolidated statement of operations for the three months and nine months ended September 30, 2006, was $111 and $333, respectively. Employee and director stock-based compensation expense recognized in the accompanying unaudited consolidated statement of operations for the three months and nine months ended October 1, 2005 was $27 and $80, respectively. As a result of the adoption of SFAS No. 123(R), the Company's loss before income taxes and net loss for the three months and nine months ended September 30, 2006 are $84 and $253 higher, respectively, than if it had continued to account for share-based compensation under APB Opinion No. 25. The adoption of SFAS No. 123(R) increased the Company's calculation of basic and diluted loss per share by approximately $0.005 and $0.014 during the three months and nine months ended September 30, 2006.

CENTRAL FREIGHT LINES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - continued
(In thousands, except per share amounts)

Had the Company determined compensation costs based on the estimated fair value at the grant dates for its stock options granted prior to adoption of SFAS No. 123(R), the Company's pro forma net loss and loss per common share for the three months and nine months ended October 1, 2005 would have been as follows:

	Three Months Ended	Nine Months Ended
	October 1, 2005	October 1, 2005

Net loss, as reported	$(13,429)	$(27,804)
Add: Stock-based compensation expenses included in reported net loss, net of tax	27	80
Deduct: Total stock-based compensation expenses determined under the fair value method for all awards, net of tax	(110)	(2,535)
Net loss, pro forma	$(13,512)	$(30,259)
Loss per common share:
Basic and Diluted — as reported	$(0.74)	$(1.53)
Basic and Diluted — pro forma	$(0.74)	$(1.66)

The Company will continue to use the Black-Scholes option pricing model for purposes of valuing share-based awards. The Company's determination of fair value of share-based payment awards on the date of grant using the Black-Scholes option pricing model is affected by the Company's stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company's expected price volatility over the term of the awards, the risk-free interest rate and actual and projected employee stock option exercise behaviors. The fair value of options granted was estimated using the following assumptions for 2003, 2004 and 2005 grants to employees: risk-free interest rate of 4.8%, 3.8% and 4.1%, respectively; 0.0%, 6.9% and 37.8% expected volatility, respectively; an expected life of approximately 6.5 years and a zero dividend yield. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because the Company's employee stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management's opinion, the existing valuation models may not provide an accurate measure of the fair value of the Company's employee stock options. Although the fair value of employee stock options is determined in accordance with SFAS No. 123(R) using an option-pricing model, that value may not be indicative of the fair value observed in a market transaction between a willing buyer and a willing seller.

The following table represents stock option activity for the nine months ended September 30, 2006 and October 1, 2005:

	Nine Months Ended September 30, 2006			Nine Months Ended October 1, 2005
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life
Outstanding options at beginning of period	1,426,245	$3.42		1,328,868	$4.00
Granted	---			252,500	$2.57
Exercised	---			(29,228)	$1.76
Canceled	(37,500)	$2.38		(105,395)	$6.82
Outstanding options at end of period	1,388,745	$3.45	3.69 years	1,446,745	$3.59	4.47 years
Outstanding exercisable at end of period	1,149,777	$3.78	3.86 years	1,048,154	$4.32	5.07 years

CENTRAL FREIGHT LINES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - continued
(In thousands, except per share amounts)

Subject to the closing of the Merger with NATL, the Company will cancel all remaining outstanding stock options, except those options held by Robert Fasso (the Company’s CEO and President), and may record the remainder of its unamortized stock-based employee compensation expenses in the fourth quarter of 2006. This additional expense will be approximately $61.

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

The following table presents information necessary to calculate basic and diluted loss per share:

	Three months ended		Nine months ended
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
Net loss	$(10,399)	$(13,429)	$(28,689)	$(27,804)

Weighted average shares outstanding - basic	18,307	18,244	18,297	18,217
Common stock equivalents	-	-	-	-
Weighted average shares outstanding - diluted	18,307	18,244	18,297	18,217

Basic loss per share	$(0.57)	$(0.74)	$(1.57)	$(1.53)
Diluted loss per share	(0.57)	(0.74)	(1.57)	(1.53)
Anti-dilutive unexercised options excluded from calculation	1,388	1,447	1,388	1,447

CENTRAL FREIGHT LINES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - continued
(In thousands, except per share amounts)

(7)    Debt and Related Party Financing

(a)    Long- term Debt

Long-term debt consists of the following at September 30, 2006 and December 31, 2005:

	2006	2005
Real estate mortgage notes	$3,883	$8,583
Capital lease obligations	18,424	22,543
	22,307	31,126
Less: Current portion	9,735	8,809
	$12,572	$22,317

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

Borrowings under the New Credit Facility bear interest at the base rate, as defined, plus an applicable margin of 0.00% to 1.00%, or LIBOR plus an applicable margin of 1.50% to 2.75%, based on the average quarterly availability under the New Credit Facility. The effective interest rate at September 30, 2006 was 11.25%. Letters of credit under the New Credit Facility are subject to an applicable letter of credit margin of 1.25% to 2.50%, based on the average quarterly availability under the New Credit Facility. The New Credit Facility also provides for an unused line fee of 0.25% to 0.375%, based on aggregate amounts outstanding.

The New Credit Facility is secured by substantially all of the Company's assets, other than certain revenue equipment and real estate that is (or may in the future become) subject to other financing.

The New Credit Facility contains a fee arrangement that if calculated availability is less than $10,000 but greater than $5,000, then the Company will incur a daily charge of $1 for each day that availability is within this range. At September 30, 2006, calculated availability amounted to $9,706 (the sum of the actual available of $4,706 plus the $5,000 block). The New Credit Facility also contains certain restrictions and covenants relating to, among other things, minimum EBITDA levels, fixed charge coverage ratio, cash flow, capital expenditures, acquisitions and dispositions, sale-leaseback transactions, additional indebtedness, additional liens, dividends and distributions, investment  transactions, and transactions with affiliates. The New Credit Facility includes usual and customary events of default for a facility of this nature and provides that, upon the occurrence and continuation of an event of default, payment of all amounts payable under the New Credit Facility may be accelerated, and the lenders' commitments may be terminated. At September 30, 2006, the Company was not in compliance with the financial covenants, although a waiver on the non-compliance was granted by the lenders under the New Credit Facility.

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

CENTRAL FREIGHT LINES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - continued
(In thousands, except per share amounts)

(c)    Related-Party Financing

In 1998, the Company entered into an agreement with Southwest Premier for the sale and leaseback of the land, structures and improvements of some of the Company's terminals. For financial accounting purposes, this transaction has been accounted for as a financing arrangement. Consequently, the related land, structures and improvements remain on the Company's consolidated balance sheets. The initial lease term is for ten years with an option for an additional ten years at the then fair market rental rate. At the expiration of the original lease term, the Company has an option to purchase all of the properties, excluding certain surplus properties, for the then fair market value.

Since the fair value of the properties sold and leased back has always equaled or exceeded the proceeds from the financing arrangement, the annual lease payments have been reflected as a cost of the financing and recorded as interest expense. The amount outstanding under the financing agreement was $22,600 at September 30, 2006 and December 31, 2005. If the Company exercises the fair value purchase option, the excess of the amount paid over the recorded financing obligation will be reflected as additional interest expense. If the fair value purchase option is not exercised at the end of the lease term, the excess of the recorded financing obligation over the net book value of the related properties will be reflected as a gain on the financing arrangement.

(8)    Income Taxes

At September 30, 2006 and December 31, 2005, the Company had a federal net operating loss carry forward of approximately $77,259 and $56,001, respectively, available to reduce future taxable income. The net operating loss generated in the first nine months of 2006 and all of 2005 amounted to $21,257 and $31,743, respectively, and expires in varying amounts beginning in 2025 if not utilized.

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

Significant management judgment is required in determining the provision for income taxes and in determining whether deferred tax assets will be realized in full or in part. Deferred tax assets and liabilities are measured using enacted tax rates that are expected to apply to taxable income in years in which the temporary differences are expected to be reversed. Under SFAS No. 109 and applicable interpretations, the Company has established a valuation allowance for deferred tax assets. At September 30, 2006 and December 31, 2005, the valuation allowance for deferred tax assets was approximately $30,070 and $19,071, respectively.

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

In July 2006, the Company reached an oral agreement in principle with the plaintiffs to settle the Consolidated Class Action. On October 13, 2006, the plaintiffs filed with the court an executed Stipulation of Settlement (the “Stipulation”) setting forth the terms and conditions of the parties’ settlement agreement. In addition to the Stipulation and the related exhibits, the plaintiffs filed an unopposed motion seeking the court’s preliminary approval of the settlement, conditionally certifying a settlement class, approving the manner in which plaintiffs propose to give notice of the settlement to shareholders, and setting a date for the final hearing. The Stipulation does not contain any admission of fault or wrongdoing on the part of the Company or any of the individual defendants in the litigation. The agreement, which is subject to, and conditioned upon, final court approval, generally provides for the establishment of a settlement fund in the aggregate amount of $2,600, inclusive of fees and expenses, in exchange for a release of the Company and the individual defendants from all claims asserted in the litigation. The settlement will be funded from the proceeds of the Company's directors' and officers' liability insurance policy.

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

On January 20, 2006, a lawsuit was filed against the Company, and certain of the Company’s officers, directors, and former directors, including Jerry Moyes (the "January 2006 Action"). This action was filed in the District Court of McLennan County, Texas. The lawsuit included a purported derivative action on behalf of the Company and its stockholders against the officers, directors, and former directors, generally alleging breach of fiduciary duty, fraud, bad faith, and conspiracy, but did not seek specified monetary damages. On October 6, 2006, as part of the settlement of separate litigation by the plaintiffs against Mr. Moyes and Southwest Premier, the plaintiffs agreed to dismiss the January 2006 Action without any payment of money by the Company.

The Company is subject to loss contingencies pursuant to federal, state, and local environmental regulations dealing with the transportation, storage, presence, use, disposal, and handling of hazardous materials, discharge of storm water and fuel storage tanks. Environmental liabilities, including remediation costs, are accrued when amounts are probable and can be reasonably estimated.

(10)   Related-Party Transactions

During the three months and nine months ended September 30, 2006 and October 1, 2005, the Company incurred approximately $791, $4,038, $4,014, and $11,991, respectively, for transportation services provided by companies affiliated with the Company's principal stockholder. At September 30, 2006 and December 31, 2005, the Company had payables of $183 and $737, respectively, for these transportation services.

During the three months and nine months ended September 30, 2006 and October 1, 2005, the Company incurred $55, $31, $192, and $228, respectively, for legal services provided by an entity owned by a stockholder of the Company.

During the three months and nine months ended September 30, 2006 and October 1, 2005, the Company incurred $459, $449, $1,355, and $1,347, respectively, for building rental expense with related parties.

On September 20, 2006, the Company entered into two sale-leaseback transactions, one with Mr. Moyes and his wife and one with Southwest Premier. These transactions involved the Company's Reno, Nevada and Tucson, Arizona facilities. The Moyes agreed to purchase the Company's Reno facility and Southwest Premier agreed to purchase the Company's Tucson facility, in each case at the facility's estimated fair market value, subject to possible adjustment based on actual appraised value. The proceeds of the transactions were used for working capital and other general purposes. In the transactions, the Company received approximately $2,700 in cash and agreed to lease the terminals back for ten-year terms for combined rent of $272 annually, triple net. The sale-leaseback transactions were unanimously approved by the Company's Board of Directors, including all independent and disinterested directors.

See also note 7(c).

CENTRAL FREIGHT LINES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - continued
(In thousands, except per share amounts)

(11)   Employee Benefit Plans

The Company maintains a defined contribution employee retirement plan, which includes a 401(k) option, under which employees are eligible to participate after they complete 90 days of service. Employees are eligible for Company matching contributions after one year of service. The Company's contributions to the plan each year are made at the discretion of the Company's board of directors. For the nine months ended September 30, 2006 and October 1, 2005, the Company's contributions to the plan, including matching 401(k) contributions, were $1,332 and $1,450, respectively.

The Company initiated an Employee Stock Purchase Plan ("the Plan") in August 2004 whose purpose is to allow qualified employees to acquire shares of the Company at a 10% discount to the closing market price as of the end of each calendar month. These shares are issued from authorized but unissued shares of the Company. The Plan qualifies as an Employee Stock Purchase Plan under Section 423 of the Internal Revenue Code of 1986, as amended. One million total shares have been authorized under the Plan. As of September 30, 2006, approximately One hundred two thousand shares have been issued. The Plan is administered and the shares held by Computershare Trust Company, Inc.

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

(12)   Subsequent Events

In order to assist the Company in meeting its liquidity needs through the closing of the Merger, Mr. Moyes has orally committed to lend up to $5,000 to the Company. Although the documentation evidencing the loan has not yet been finalized, Mr. Moyes and the Company's management have agreed that the term of the loan will be no less than one year and the loan will bear interest at a rate equal to 1.0% above the interest rate being charged under the New Credit Facility. As of October 18, 2006, the interest rate option chosen by the Company under the New Credit Facility was equal to the prime rate which was 8.25%, plus an applicable margin of 3.0%. Therefore, as of October 18, 2006, the interest rate for the loan from Mr. Moyes was 12.25%. The Company expects to grant Mr. Moyes a security interest in substantially all of the Company's assets, which will be in a subordinate position in terms of priority to the security position held by lenders under the New Credit Facility.

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

Recent Results of Operations and Quarter-End Financial Condition

For the three months ended September 30, 2006, we reported a net loss of $10.4 million equal to $(0.57) per diluted share compared to a net loss of $13.4 million (including a $4.3 million non-cash impairment charge and a related $1.7 million income tax benefit to write off all goodwill associated with prior acquisitions) for the same period in 2005. The increase in net loss, excluding the non-cash impairment charge and related tax benefit, resulted primarily from a 12.3% decline in operating revenues offset by a 15.7% decrease in operating costs as discussed in more detail below in "Results of Operations."

At September 30, 2006, our consolidated balance sheet reflected $0.1 million in cash, $44.9 million in long-term debt and capital lease obligations, including current portion, and $13.6 million in short-term debt. Stockholders' equity was $20.1 million at September 30, 2006. As of that date, we had approximately $4.7 million in availability under our revolving credit facility with Bank of America, although availability fluctuates from day to day.

Customers

In 2005, our five largest customers were Home Depot, Dell Inc., Wal-Mart Stores, Inc., Tyco International and Sears. These customers together generated approximately 13.6% of our revenue. Our customer contract with Dell, which accounted for approximately 3.8% of our revenue in 2005, expired in June 2005. At that time, we determined that the rates being paid by Dell were inadequate to achieve satisfactory yield, as those rates (a) had been frozen in the period between June 2000 and May 2003, (b) had been reduced by approximately 8.0% in May 2003, and (c) had been reduced by an additional 12.7% in June 2004. Following expiration of the customer contract, we proposed an approximately 30.0% rate increase in our core business with Dell, and opted out of our non-core interline business with Dell, due to unprofitable revenue splits with interline carriers. Historically, the non-core interline business that was discontinued had accounted for approximately 65.0% of revenue from Dell. Our negotiations with Dell continued into November 2005, at which time Dell requested that we take no rate increase. We were unwilling to continue serving Dell on those terms, and we declined further business with Dell in December 2005. As a result of the foregoing, we do not expect that significant revenues will be derived from Dell in the future. The discontinuation of business with Dell had a negative impact on our revenues in the third quarter of 2006 compared to the third quarter of 2005.

Revenues

Our revenues vary with the revenue per hundredweight and revenue per shipment we receive from customers and the volume of freight we transport:

●
Revenue per hundredweight and revenue per shipment measure the rates we receive from customers and varies with the type of goods being shipped and the distance these goods are transported. Our LTL revenue per hundredweight increased 2.6% from $11.73 in the third quarter of 2005 to $12.03 in the third quarter of 2006 due to an increase in fuel surcharge revenue and a 4.9% increase in the average weight of LTL shipments. Our LTL revenue per hundredweight, without fuel surcharge revenue, declined from $10.46 in the third quarter of 2005 to $10.34 in the third quarter of 2006. LTL revenue per shipment, without fuel surcharge revenue, increased 3.7% from $98.94 in the third quarter of 2005 to $102.58 in the third quarter of 2006. Effective April 10, 2006, we enacted a general rate increase for customers on our proprietary rate base.

●
Volume depends on the number of customers we have, the amount of freight those customers ship, geographic coverage, and the general economy. Our total tonnage decreased by 11.1% from the third quarter of 2005 to the third quarter of 2006.

Historically, most of our revenue has been generated from transporting LTL shipments from customers within our operating regions. In the third quarter of 2006, approximately 5.5 % of our revenue was derived from shipments that originated or terminated in regions outside our network, where a portion of the freight movement was handled by another carrier. We refer to this as "interline freight." Most of this revenue was obtained from carriers with which we maintain transportation alliances. The revenue from interline freight in the third quarter of 2006 was lower compared to the third quarter of 2005, due in large part to our overall decline in business levels and to some extent due to the elimination of interline revenue associated with Dell, a former customer, as discussed under "Customers" above. We do not recognize the portion of revenue (or the associated expenses) that relates to the portion of shipments hauled by our alliance partners. In addition to transportation revenue, we also recognize revenue from fuel surcharges we receive from our customers when the national average diesel fuel price published by the U.S. Department of Energy exceeds prices listed in our contracts and tariffs.

Operating Expenses

Our major expense categories can be summarized as follows:

       Salaries, wages, and benefits. This category includes compensation for our employees, health insurance, workers' compensation, 401(k) plan contributions, and other fringe benefits. These expenses will vary depending upon several factors, including our efficiency, our experience with health and workers' compensation claims, and increases in health care costs. Under recently adopted accounting rule FAS 123(R), we are now required to expense stock options that were previously granted to key employees with exercise prices at fair market value. Prior to January 1, 2006, these amounts were disclosed in a footnote to the financial statements. This non-cash compensation expense is expected to amount to approximately $0.1 million per quarter in 2006. In addition and subject to the closing of the Merger with NATL, we may record the remainder of our unamortized stock-based employee compensation expenses in the fourth quarter of 2006. This additional expense will be less than $0.1 million.

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

Building and equipment rentals. This category consists mainly of payments to unrelated third parties under terminal leases and payments to related parties for nine terminals leased under operating leases. These nine terminals include the two terminals that were included in our September 20, 2006 sale-leaseback transactions with related parties. Under those sale-leaseback transactions, we are obligated to pay additional rent of approximately $272,000 per year going forward from September 20, 2006.

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

Results of Operations

The table below sets forth the percentage relationship of the specified items to operating revenues for the periods indicated.

	Three months ended		Nine months ended
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005

Operating revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Salaries, wages, and benefits	53.4	56.5	54.7	55.9
Purchased transportation	15.9	14.0	14.5	13.8
Operating and general supplies and expenses	27.4	25.2	27.0	23.9
Insurance and claims	5.3	6.6	5.8	6.4
Building and equipment rentals	1.8	1.7	1.8	1.6
Depreciation and amortization	5.2	4.8	5.2	5.0
Losses (gains) on sales of operating assets	0.1	0.1	(0.8)	(0.3)
Goodwill impairment	0.0	4.6	0.0	1.6
Total operating expenses(1)	109.1	113.5	108.2	107.9
Loss from operations	(9.1)	(13.5)	(8.2)	(7.9)
Interest expense	3.5	2.6	3.4	2.5
Loss before income taxes	(12.6)	(16.1)	(11.6)	(10.4)
Income tax benefit	0.0	1.8	0.0	0.6
Net loss	(12.6)%	(14.3)%	(11.6)%	(9.8)%

(1) Total operating expenses as a percentage of operating revenues, as presented in this table, is also referred to as operating ratio.

Comparison of Three Months Ended September 30, 2006, to Three Months Ended October 1, 2005

Operating revenues. Operating revenues decreased $11.6 million, or 12.3%, from $94.3 million for the third quarter of 2005 to $82.7 million for third quarter of 2006. Approximately $3.0 million of the total revenue decrease was due to reduced business from Dell, for whom we declined to perform further services in November 2005. LTL revenue per hundredweight increased 2.6% from $11.73 in the 2005 quarter to $12.03 in the 2006 quarter due to an increase in fuel surcharge revenue and a 4.9% increase in the average weight of LTL shipments. Our LTL revenue per hundredweight, without fuel surcharge revenue, declined 1.1% from $10.46 in the third quarter of 2005 to $10.34 in the third quarter of 2006. LTL revenue per shipment, without fuel surcharge revenue, increased 3.7% from $98.94 in the third quarter of 2005 to $102.58 in the third quarter of 2006. Total tonnage decreased 50.8 thousand tons, or 11.1%, from 456.2 thousand tons in the 2005 quarter to 405.4 thousand tons in the 2006 quarter. The average length of haul declined by 2.4% from 494 miles in the 2005 quarter to 482 miles in the third quarter of 2006.

Salaries, wages, and benefits. Salaries, wages, and benefits decreased $9.1 million, or 17.1%, from $53.3 million for the third quarter of 2005 to $44.2 million for the third quarter of 2006. The decrease in salaries, wages, and benefits resulted primarily from an overall decrease in business levels accompanied by a decrease in headcount of approximately 14.2%; which contributed to a decrease of approximately $4.8 million in hourly wage expenses. Group health expenses declined by $2.2 million compared to the third quarter of 2005 as insured employees fell by 14.6% compared to the same period last year. Further, we experienced a decrease in workers compensation expense of approximately $0.8 million in the third quarter of 2006, due mainly to a 42.3% reduction in lost time injuries and a reduction in expenses relating to older claims. As a percentage of operating revenues, salaries, wages, and benefits decreased from 56.5% for the 2005 quarter to 53.4% for the 2006 quarter.

        Purchased transportation. Purchased transportation decreased $0.1 million, or 0.8%, from $13.2 million for the third quarter of 2005 to $13.1 million for the third quarter of 2006. This decrease included a $3.2 million reduction in purchased transportation provided by a related party. The change in purchased transportation expenses resulted primarily from a reduction in total tonnage shipped and a reduction in total line miles of 15.1% offset in large part by increased utilization of owner operators for remaining tonnage and line miles. Purchased transportation expenses for owner operators increased by 31.5% from $7.3 million in the third quarter of 2005 to $9.6 million in the 2006 quarter. As a percentage of operating revenues, purchased transportation increased from 14.0% for the 2005 quarter to 15.9% for the 2006 quarter.

Operating and general supplies and expenses. Operating and general supplies and expenses decreased $1.0 million, or 4.2%, from $23.7 million for the third quarter of 2005 to $22.7 million for the third quarter of 2006. The decrease in operating and general supplies and expenses resulted primarily from decreases in: audit and professional fees of $0.6 million and operating taxes and licenses of $0.4 million.. As a percentage of operating revenues, operating and general supplies and expenses increased from 25.2% for the 2005 quarter to 27.4% for the 2006 quarter.

Insurance and claims. Insurance and claims decreased $1.9 million, or 30.2%, from $6.3 million for the third quarter of 2005 to $4.4 million for the third quarter of 2006. The decrease in insurance and claims expense resulted primarily from a decrease in cargo claims expense as a result of lower claims filed in the current quarter. As a percentage of operating revenues, insurance and claims decreased from 6.6% for the 2005 quarter to 5.3% for the 2006 quarter.

Building and equipment rentals. Building and equipment rentals decreased by $0.1 million, or 6.2%, from $1.6 million in the third quarter of 2005 to $1.5 million in the third quarter of 2006 due mainly to cessation of rent for a southern California terminal that was closed in the third quarter of 2005. As a percentage of operating revenues, building and equipment rentals increased from 1.7% for the 2005 quarter to 1.8% for the 2006 quarter.

Depreciation and amortization. Depreciation and amortization expense decreased approximately $0.2 million, or 4.4%, from $4.5 million for the third quarter of 2005 to $4.3 million for the third quarter of 2006. Depreciation expense was lower due to a continued reduction in the fleet size in the third quarter of 2006 compared to the third quarter of 2005. As a percentage of operating revenues, depreciation and amortization increased from 4.8% for the 2005 quarter to 5.2% for the third quarter of 2006.

Losses on sales of operating assets. Losses on sales of operating assets amounted to $0.1 million in the third quarters of both 2006 and 2005 and were attributable to sales of revenue equipment. As a percentage of operating revenues, losses on sales of operating assets amounted to 0.1% in each of the two quarters.

Goodwill impairment. In the third quarter of 2005,we determined pursuant to SFAS No. 142 that our goodwill was impaired. We therefore incurred a non-cash charge of $4.3 million to write off all remaining goodwill from previous acquisitions.

Operating ratio. Our operating ratio decreased from 113.5% for the third quarter of 2005 to 109.1% for the third quarter of 2006.

Interest expense. Total interest expense increased $0.5 million, or 20.8%, from $2.4 million in the third quarter of 2005 to $2.9 million in the third quarter of 2006 due mainly to an increase in the average amount of borrowings outstanding under the New Credit Facility coupled with an increase in the interest rates since the third quarter of 2005. Our related party interest expense (included in total interest expense) remained relatively flat in each quarter. The amounts for related party interest are recorded as interest expense because the associated leases are reflected as a financing arrangement in our consolidated financial statements. As a percentage of operating revenues, interest expense increased from 2.6% for the 2005 quarter to 3.5% for the 2006 quarter.

Income taxes. In the third quarter of 2006, we maintained a tax valuation allowance and recorded income tax benefits of approximately $4.0 million due partially to a pre-tax loss of $10.4 million. This benefit was fully reserved by increasing the valuation allowance for deferred tax assets. A pre-tax loss of $15.1 million was realized in the 2005 third quarter. The $15.1 million pre-tax loss in the third quarter of 2005 generated a tax benefit of approximately $4.3 million which was offset by an increase in the valuation allowance for deferred tax assets. The total valuation allowance as of October 1, 2005 amounted to approximately $14.8 million. An income tax benefit of $1.7 million also was recorded in the 2005 third quarter, related to the $4.3 million goodwill impairment charge described above.

Comparison of Nine Months Ended September 30, 2006, to Nine Months Ended October 1, 2005

Operating revenues. Operating revenues decreased $36.1 million, or 12.7%, from $283.2 million for the 2005 period to $247.1 million for the 2006 period. Approximately $11.9 million of the total revenue decrease was due to reduced business from Dell, for whom the Company declined to perform further services in November 2005. Revenue per working day decreased 12.2% from $1.47 million per working day in the 2005 period to $1.29 million in the 2006 period (the 2005 period had 192 working days compared to 191 working days in the same period in 2006). LTL revenue per hundredweight increased 1.5% from $11.67 in the 2005 period to $11.85 in the 2006 period as a result of increased fuel surcharge revenue. Supported by a 6.8% increase in the average weight of LTL shipments, our LTL revenue per hundredweight, without fuel surcharge revenue, declined 1.9% from $10.54 in the 2005 period to $10.34 in the 2006 period. LTL revenue per shipment, without fuel surcharge revenue, increased 4.7% from $98.64 in the 2005 period to $103.25 in the 2006 period. Total tonnage decreased 163.5 thousand tons, or 11.9%, from 1,374.2 thousand tons in the 2005 period to 1,210.7 thousand tons in the 2006 period. The average length of haul declined by 2.1% from 490 miles in the 2005 period to 480 miles in the 2006 period.

Salaries, wages, and benefits. Salaries, wages, and benefits decreased $23.1 million, or 14.6%, from $158.2 million for the 2005 period to $135.1 million for the 2006 period. The decrease in salaries, wages, and benefits resulted primarily from a decrease in overall business levels coupled with a headcount reduction of approximately 10.9%, which contributed to a decrease of approximately $13.1 million in hourly wage expense. We experienced a decrease in workers compensation expense of approximately $2.9 million in the 2006 period, due mainly to a 42.3% reduction in lost time injuries from 2005 to 2006 and a single large claim of $1.0 million (representing our maximum deductible) that occurred in January 2005. Group health insurance expenses decreased by $3.8 million due to an approximately 13.1% reduction in the number of covered employees compared to the 2005 period. As a percentage of operating revenues, salaries, wages, and benefits decreased from 55.9% for the 2005 period to 54.7% for the 2006 period.

Purchased transportation. Purchased transportation decreased $3.4 million, or 8.7%, from $39.1 million for the 2005 period to $35.7 million for the 2006 period. This decrease included a $8.0 million reduction in purchased transportation provided by a related party offset by a $4.2 million increase in expenses related to shipments hauled by owner operators. The decrease in purchased transportation expenses resulted primarily from a reduction in total tonnage shipped and a reduction in total line miles of 12.9%. As a percentage of operating revenues, purchased transportation increased from 13.8% for the 2005 period to 14.5% for the 2006 period.

Operating and general supplies and expenses. Operating and general supplies and expenses decreased $0.9 million, or 1.3%, from $67.6 million for the 2005 period to $66.7 million for the 2006 period. The decrease in operating and general supplies and expenses resulted primarily from decreases in allowance for doubtful accounts of $1.9 million coupled with lower SOX related fees of $0.9 million offset in part by increases in fuel expense (that was partially offset by increases in fuel surcharge revenue) and legal and professional fees associated with the merger. As a percentage of operating revenues, operating and general supplies and expenses increased from 23.9% for the 2005 period to 27.0% for the 2006 period.

Insurance and claims. Insurance and claims decreased $3.5 million, or 19.4%, from $18.0 million for the 2005 period to $14.5 million for the 2006 period. The decrease in insurance and claims expense resulted primarily from a decrease in cargo claims filed compared to the 2005 period plus a reduction in other non-cargo and non-third party claims offset in part by an increase in our premiums for third party accidents due to an annual rate increase. As a percentage of operating revenues, insurance and claims decreased from 6.4% for the 2005 period to 5.8% for the 2006 period.

Building and equipment rentals. Building and equipment rentals remained virtually the same at $4.5 million in each of the two periods. In the third quarter of the 2005, period we sold and leased back our Phoenix terminal. As a percentage of operating revenues, building and equipment rentals increased from 1.6% for the 2005 period to 1.8% for the 2006 period.

Depreciation and amortization. Depreciation and amortization expense decreased approximately $1.2 million, or 8.5%, from $14.1 million for the 2005 period to $12.9 million for the 2006 period. Depreciation expense was lower due largely to a reduction in the fleet size in the 2006 period compared to the 2005 period. As a percentage of operating revenues, depreciation and amortization increased from 5.0% for the 2005 period to 5.2% for the 2006 period.

Gains on sales of operating assets. Gains in the 2006 period amounted to $1.9 million due mainly to a gain on the sale of two terminals and to a lesser extent gains on the sales of revenue equipment. Gains in the 2005 period amounted to $0.5 million due mainly to sale of excess land adjacent to the Phoenix terminal. As a percentage of operating revenues, gains on sales of operating assets increased from (0.3%) in the 2005 period to (0.8%) in the 2006 period.

         Goodwill impairment. In the third quarter of 2005, we determined, pursuant to SFAS No. 142, that our goodwill was impaired. We therefore incurred a non-cash charge of $4.3 million to write off all remaining goodwill from previous acquisitions.

Operating ratio. Our operating ratio increased from 107.9% for the 2005 period to 108.2% for the 2006 period.

Interest expense. Total interest expense increased $1.2 million, or 16.7%, from $7.2 million for the 2005 period to $8.4 million for the 2006 period. Interest rates on our senior debt have increased to 11.25% compared to approximately 6.75% in the same period last year primarily as a result of increases in the prime lending rate. Our average debt balance (short-term notes payable to Bank of America) in the 2005 period amounted to $10.3 million compared to $12.5 million in the 2006 period. Interest expense on terminal financing, which was not effective until the third quarter of 2005, amounted to $0.2 million while amortization of deferred financing charges related to the New Credit Facility, which was not effective until late in the first quarter of 2005, increased by approximately $0.2 million. Our related party interest expense (included in total interest expense) remained relatively flat in each period. The amounts for related party interest are recorded as interest expense because the associated leases are reflected as a financing arrangement in our consolidated financial statements. As a percentage of operating revenues, interest expense increased from 2.5% for the 2005 period to 3.4% for the 2006 period.

Income taxes. In each of the 2006 and 2005 periods, we maintained a tax valuation allowance and recorded income tax benefits due partially to pre-tax losses of $28.7 million and $29.5 million, respectively. For the nine months ended September 30, 2006, we recorded income tax benefits of $11.0 million and fully reserved this benefit by increasing the allowance for deferred tax assets. For the 2005 period, the pre-tax loss of $29.5 million ($25.2 million excluding the goodwill impairment charge of $4.3 million) generated an income tax benefit of approximately $9.9 million which was offset by an increase in the valuation for deferred tax assets. An income tax benefit of $1.7 million also was recorded in the 2005 period, related to the $4.3 million impairment charge described above. These benefits were fully reserved by increasing the valuation allowance for deferred tax assets. The total valuation allowance as of September 30, 2006 amounted to approximately $30.1 million.

Liquidity and Capital Resources

Our business has required substantial, ongoing capital investments, particularly to replace revenue equipment such as tractors and trailers. During the remainder of 2006, our capital expenditure requirements are expected to be approximately $0.3 million. During the remainder of 2006, approximately $0.1 million of proceeds from the sale of revenue equipment is expected. Proceeds from the sale of the four terminals mentioned below and other revenue equipment approximated $15.7 million (less the payoff of a related mortgage of $4.7 million) in the first nine months of 2006.

In January 2006, we entered into an agreement with respect to the sale of our dormant terminal in Phoenix, Arizona, which was one of the two terminals for sale. We realized net proceeds from this sale of approximately $3.0 million in March 2006. In January 2006, we sold our Portland, Oregon terminal, and realized net proceeds in February 2006, after paying off the related mortgage, from the sale of approximately $3.3 million. In September 2006, we sold our Tucson, Arizona and Reno, Nevada terminals in two sale-leaseback transactions described below and realized net proceeds of approximately $2.7 million.

On January 30, 2006, we announced that we had entered into an Agreement and Plan of Merger (as amended, the "Merger Agreement"), with North American Truck Lines, LLC ("NATL") and Green Acquisition Company ("Green"). Under the Merger Agreement, Green will merge with and into Central (the "Merger"), with our Company continuing as the surviving corporation. Both NATL and Green are controlled by Jerry Moyes (our former Chairman of the Board), with Green being a wholly owned subsidiary of NATL.

On September 13, 2006, we executed a First Amendment to the Merger Agreement (the "Merger Amendment"). Among other things, the Merger Amendment (i) waived the purchaser's need to obtain financing as a condition to closing the Merger, and (ii) clarified that there was no pending litigation against Central that needs to be settled prior to closing the Merger, other than the class action and derivate litigation for which agreements in principle to settle already have been reached. Other principal terms of the Merger Agreement, including price, were unaltered by the Merger Amendment.

On October 23, 2006, we filed a definitive proxy statement with the Securities and Exchange Commission (the "SEC") for our 2006 Annual Meeting of Stockholders (the "Annual Meeting"). The definitive proxy statement has been mailed to our stockholders to solicit proxies for voting at the Annual Meeting, which will be held on November 21, 2006. The Merger will be submitted to a vote of our stockholders at the Annual Meeting. Upon approval, the Merger is expected to close shortly after the Annual Meeting.

Our stockholders are urged to read the definitive proxy statement carefully because it contains important information about us, the merger transaction, and related matters.

On April 17, 2006, we announced that we had taken possession of approximately $5.3 million in revenue equipment and began operating that equipment in our fleet on April 15. The revenue equipment was made available to us through arrangements facilitated by Mr. Moyes, and is being leased from one of his affiliates on a short-term basis pending completion of the Merger on terms that we believe are favorable.

On September 20, 2006, we entered into two sale-leaseback transactions, one with Mr. Moyes and his wife and one with Southwest Premier Properties, L.L.C. ("Southwest Premier"), an entity controlled by Mr. Moyes. These transactions involved our Reno, Nevada and Tucson, Arizona facilities. The Moyes agreed to purchase our Reno facility and Southwest Premier agreed to purchase our Tucson facility, in each case at the facility's estimated fair market value, subject to possible adjustment based on actual appraised value. The proceeds of the transactions were used for working capital and other general purposes. In the transactions, we received approximately $2.7 million in cash and agreed to lease the terminals back for ten-year terms for combined rent of $272,400 annually, triple net. The sale-leaseback transactions were unanimously approved by our Board of Directors, including all independent and disinterested directors. See page 4

In order to assist us in meeting our liquidity needs through the closing of the Merger, Mr. Moyes has orally committed to lend up to $5.0 million to us. Although the documentation evidencing the loan has not yet been finalized, Mr. Moyes and our management have agreed that the term of the loan will be no less than one year and the loan will bear interest at a rate equal to 1.0% above the interest rate being charged under the New Credit Facility (as defined below). As of October 18, 2006, the interest rate option chosen by us under the New Credit Facility was equal to the prime rate which was 8.25%, plus an applicable margin of 3.0%. Therefore, as of October 18, 2006, the interest rate for the loan from Mr. Moyes was 12.25%. We expect to grant Mr. Moyes a security interest in substantially all of our assets, which will be in a subordinate position in terms of priority to the security position held by lenders under the New Credit Facility.

As a result of past negative cash flows and losses, and disregarding planned operational improvements, the Merger and additional sources of liquidity, there is substantial doubt about our ability to continue as a going concern. We believe the Merger represents the best strategic alternative to address our need for liquidity and capital resources. At September 30, 2006, we had approximately $20.1 million in stockholders' equity and $44.9 million in long-term debt, including current maturities. At the same date, we had $4.7 million available under our primary credit facility which fluctuates from time-to-time with accounts receivable, payroll, and other items.

Net cash used in operating activities was approximately $7.4 million and $5.4 million for the nine months ended September 30, 2006 and October 1, 2005, respectively. Net cash used in the 2006 period was primarily due to the cash net loss for the period plus a decrease in claims and insurance accruals of $2.7 million offset in part by collections of accounts receivable of $4.1 million and an increase in accrued expenses of $7.0 million. Net cash used in the 2005 period resulted mainly from the cash net loss for the period, $7.9 million in payments through trade accounts payable, offset by an increase in accrued expenses of $10.1 million and a decrease in accounts receivable of $2.2 million.

Net cash provided by investing activities was approximately $14.4 million and $7.7 million for the nine months ended September 30, 2006 and October 1, 2005, respectively. In the 2006 period, we sold four terminals and revenue equipment and recorded proceeds of approximately $15.7 million. Our capital expenditures were $1.2 million and we paid the remaining purchase price for an acquisition that was effected in 2004. Our capital expenditures were approximately $1.7 million in the 2005 period while proceeds, due mainly to the sale and leaseback of a terminal in Phoenix, Arizona and, to a lesser extent, revenue equipment amounted to $9.5 million. We expect our capital expenditures for the remainder of 2006 to be approximately $0.3 million.

Net cash used in financing activities, for the nine months ended September 30, 2006, was approximately $7.3 million primarily due to the pay off a mortgage on the Portland, Oregon terminal of $4.7 million. Net cash used in financing activities amounted to $4.1 million for the nine months ended October 1, 2005, due mainly to payments of deferred financing fees of $2.1 million on our New Credit Facility. During the transition from our previous securitization facility to the current credit facility, we liquidated our restricted cash investment of $20.8 million and used it to partially pay off the $27.3 million debt under the securitization facility.

In 1998, we entered into an agreement with Southwest Premier for the sale and leaseback of the land, structures and improvements of some of our terminals. For financial accounting purposes, this transaction has been accounted for as a financing arrangement. Consequently, the related land, structures and improvements remain on our consolidated balance sheets. The initial lease term is for ten years with an option for an additional ten years at the then fair market rental rate. At the expiration of the original lease term, we have an option to purchase all of the properties, excluding certain surplus properties, for the then fair market value. The lease payments, $3.1 million in the first nine months of 2006 and 2005, have been recorded as interest expense. During 2005 and 2004, $0.3 million and $0.3 million, respectively, of these properties were sold and accounted for as a reduction in the financing obligation and a reduction in property. There were no properties sold in the first nine months of 2006. The amount outstanding under the financing agreement was $22.6 million at September 30, 2006 and December 31, 2005. If we exercise the fair value purchase option, the excess of the amount paid over the recorded financing obligation will be reflected as additional interest expense. If the fair value purchase option is not exercised at the end of the lease term, the excess of the recorded financing obligation over the net book value of the related properties will be reflected as a gain on the financing arrangement.

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

In March 2004, we acquired certain assets of Eastern Oregon Fast Freight for approximately $10.0 million (See note 5 to the financial statements included in this Quarterly Report on Form 10-Q). The remaining purchase price liability from this transaction was $0.1 million at December 31, 2005 which was recorded on the accompanying consolidated balance sheet as part of short-term notes payable. We paid this remaining liability in full in the first quarter of 2006.

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

Borrowings under the New Credit Facility bear interest at the base rate, as defined, plus an applicable margin of 0.00% to 1.00%, or LIBOR plus an applicable margin of 1.50% to 2.75%, based on the average quarterly availability under the New Credit Facility. The effective interest rate at September 30, 2006 was 11.25%. Letters of credit under the New Credit Facility are subject to an applicable letter of credit margin of 1.25% to 2.50%, based on the average quarterly availability under the New Credit Facility. The New Credit Facility also provides for an unused line fee of 0.25% to 0.375%, based on aggregate amounts outstanding.

The New Credit Facility is secured by substantially all of our assets, other than certain revenue equipment and real estate that is (or may in the future become) subject to other financing.

The New Credit Facility contains a fee arrangement that if calculated availability is less than $10.0 million but greater than $5.0 million, then we will incur a daily charge of $1,000 for each day that calculated availability falls within this range. At September 30, 2006, calculated availability amounted to $9.7 million (the sum of the actual available of $4.7 million plus the $5.0 million block).The New Credit Facility also contains certain restrictions and covenants relating to, among other things, minimum EBITDA levels, fixed charge coverage ratio, cash flow, capital expenditures, acquisitions and dispositions, sale-leaseback transactions, additional indebtedness, additional liens, dividends and distributions, investment  transactions, and transactions with affiliates. The New Credit Facility includes usual and customary events of default for a facility of this nature and provides that, upon the occurrence and continuation of an event of default, payment of all amounts payable under the New Credit Facility may be accelerated, and the lenders' commitments may be terminated. As of September 30, 2006, we were in default under certain financial covenants included in the New Credit Facility although a waiver on the non-compliance was granted by the lenders under the New Credit Facility.

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

Off-Balance Sheet Arrangements

Certain of our terminals and revenue equipment are financed off-balance sheet through operating leases. As of September 30, 2006, 38 of our terminals, including nine owned by related parties, were subject to operating leases.

Terminals and revenue equipment held under operating leases are not carried on our consolidated balance sheets, and lease payments in respect of such terminals and revenue equipment are reflected in our consolidated statements of operations in the line items "Building and equipment rentals" and "Building and equipment rentals - related parties." Our total rental expense related to operating leases, including rent paid to related parties, was $4.6 million for the first nine months of 2006 and 2005. The total amount of remaining payments under operating leases as of September 30, 2006 was $27.1 million, with $7.5 million due in the next 12 months.

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

Income Taxes. Significant management judgment is required in determining the provision for income taxes and in determining whether deferred tax assets will be realized in full or in part. Deferred tax assets and liabilities are measured using enacted tax rates that are expected to apply to taxable income in years in which the temporary differences are expected to be reversed. Under SFAS No. 109 and applicable interpretations, the Company has established a valuation allowance for deferred tax assets. At September 30, 2006 and December 31, 2005, the valuation allowance for deferred tax assets was approximately $30.1 million and $19.1 million, respectively.

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

Our market risk is also affected by changes in interest rates. Historically, we have used a combination of fixed rate and variable rate obligations to manage our interest rate exposure. Fixed rate obligations expose us to the risk that interest rates might fall. Variable rate obligations expose us to the risk that interest rates might rise. We did not have any interest rate swaps at September 30, 2006, although we may enter into such swaps in the future if we deem appropriate.

Our variable rate obligation consists of our credit facility. Our credit facility, provided there has been no default, carries a variable interest rate based on either the prime rate or LIBOR. We currently have $13.6 million in drawings under our New Credit Facility at September 30, 2006. A one or two percentage point increase in LIBOR rates would increase our annual interest expense by $136,000 or $272,000, respectively.

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

In July 2006, we reached an oral agreement in principle with the plaintiffs to settle the Consolidated Class Action. On October 13, 2006, the plaintiffs filed with the court an executed Stipulation of Settlement (the “Stipulation”) setting forth the terms and conditions of the parties’ settlement agreement. In addition to the Stipulation and the related exhibits, the plaintiffs filed an unopposed motion seeking the court’s preliminary approval of the settlement, conditionally certifying a settlement class, approving the manner in which plaintiffs propose to give notice of the settlement to shareholders, and setting a date for the final hearing. The Stipulation does not contain any admission of fault or wrongdoing on the part of Central or any of the individual defendants in the litigation. The agreement, which is subject to, and conditioned upon, final court approval, generally provides for the establishment of a settlement fund in the aggregate amount of $2.6 million, inclusive of fees and expenses, in exchange for a release of Central and the individual defendants from all claims asserted in the litigation. The settlement will be funded from the proceeds of our directors' and officers' liability insurance policy.

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

On January 20, 2006, a lawsuit was filed against Central, and certain of our officers, directors, and former directors, including Jerry Moyes (the "January 2006 Action"). This action was filed in the District Court of McLennan County, Texas. The lawsuit included a purported derivative action on behalf of Central and its stockholders against the officers, directors, and former directors, generally alleging breach of fiduciary duty, fraud, bad faith, and conspiracy, but did not seek specified monetary damages. On October 6, 2006, as part of the settlement of separate litigation by the plaintiffs against Mr. Moyes and Southwest Premier, the plaintiffs agreed to dismiss the January 2006 Action without any payment of money by Central.

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

2.3
Agreement and Plan of Merger, dated January 30, 2006, by and among Central Freight Lines, Inc., a Nevada corporation, North American Truck Lines, LLC, a Nevada limited liability company, and Green Acquisition Company, a Nevada corporation. (Incorporated by reference to Annex A-1 to the Company's Definitive Proxy Statement on Schedule 14A filed with the SEC on October 23, 2006.)

2.4
First Amendment to Agreement and Plan of Merger, dated September 13, 2006, by and among Central Freight Lines, Inc., a Nevada corporation, North American Truck Lines, LLC, a Nevada limited liability company, and Green Acquisition Company, a Nevada corporation. (Incorporated by reference to Annex A-2 to the Company's Definitive Proxy Statement on Schedule 14A filed with the SEC on October 23, 2006.)

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

10.22
First Amendment to Agreement and Plan of Merger, dated September 13, 2006, by and among Central Freight Lines, Inc., a Nevada corporation, North American Truck Lines, LLC, a Nevada limited liability company, and Green Acquisition Company, a Nevada corporation. (Incorporated by reference to Exhibit 2.4 to this Report on Form 10-Q.)

10.23*	Real Estate Sale and Purchase Agreement, dated September 19, 2006, by and between Central Freight Lines, Inc., a Texas corporation, and Jerry and Vickie Moyes.

10.24*
Real Estate Sale and Purchase Agreement, dated September 19, 2006, by and between Central Freight Lines, Inc., a Texas corporation, and Southwest Premier Properties, L.L.C., a Texas limited liability company.

10.25*	Lease Agreement, dated September 19, 2006, by and between Central Freight Lines, Inc., a Texas corporation, and Jerry and Vickie Moyes.

10.26*	Lease Agreement, dated September 19, 2006, by and between Central Freight Lines, Inc., a Texas corporation, and Southwest Premier Properties, L.L.C., a Texas limited liability company.

31.1*	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Robert V. Fasso, the Company's Chief Executive Officer.

Exhibit No.	Description

31.2*	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Jeffrey A. Hale, the Company's Chief Financial Officer.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Robert V. Fasso, the Company's Chief Executive Officer.

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Jeffrey A. Hale, the Company's Chief Financial Officer.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	November 14, 2006

CENTRAL FREIGHT LINES, INC.

		By:	/s/ Jeffrey A. Hale
		Name:	Jeffrey A. Hale
		Title:	Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

2.3
Agreement and Plan of Merger, dated January 30, 2006, by and among Central Freight Lines, Inc., a Nevada corporation, North American Truck Lines, LLC, a Nevada limited liability company, and Green Acquisition Company, a Nevada corporation. (Incorporated by reference to Annex A-1 to the Company's Definitive Proxy Statement on Schedule 14A filed with the SEC on October 23, 2006.)

2.4
First Amendment to Agreement and Plan of Merger, dated September 13, 2006, by and among Central Freight Lines, Inc., a Nevada corporation, North American Truck Lines, LLC, a Nevada limited liability company, and Green Acquisition Company, a Nevada corporation. (Incorporated by reference to Annex A-2 to the Company's Definitive Proxy Statement on Schedule 14A filed with the SEC on October 23, 2006.)

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

10.22
First Amendment to Agreement and Plan of Merger, dated September 13, 2006, by and among Central Freight Lines, Inc., a Nevada corporation, North American Truck Lines, LLC, a Nevada limited liability company, and Green Acquisition Company, a Nevada corporation. (Incorporated by reference to Exhibit 2.4 to this Report on Form 10-Q.)

10.23*	Real Estate Sale and Purchase Agreement, dated September 19, 2006, by and between Central Freight Lines, Inc., a Texas corporation, and Jerry and Vickie Moyes.

10.24*
Real Estate Sale and Purchase Agreement, dated September 19, 2006, by and between Central Freight Lines, Inc., a Texas corporation, and Southwest Premier Properties, L.L.C., a Texas limited liability company.

10.25*	Lease Agreement, dated September 19, 2006, by and between Central Freight Lines, Inc., a Texas corporation, and Jerry and Vickie Moyes.

10.26*	Lease Agreement, dated September 19, 2006, by and between Central Freight Lines, Inc., a Texas corporation, and Southwest Premier Properties, L.L.C., a Texas limited liability company.

31.1*	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Robert V. Fasso, the Company's Chief Executive Officer.

Exhibit No.	Description

31.2*	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Jeffrey A. Hale, the Company's Chief Financial Officer.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Robert V. Fasso, the Company's Chief Executive Officer.

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Jeffrey A. Hale, the Company's Chief Financial Officer.

* Filed herewith.